Form 10QSB
period 1999-10-31
RHINO ECOSYSTEMS INC
filed 2000-03-31
CIK 1093586

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the quarterly period ended: October 31, 1999

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from: ________ to: ________

                         Commission file number 0-28313

                             RHINO ECOSYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                  FLORIDA                                        65-0939751
(State or other jurisdiction of incorporation                   (IRS Employer
         or organization)                                    Identification No.)

              40 Trowers Road, Woodbridge, Ontario, Canada L4L 7K6
                    (Address of principal executive offices)

                                 (905) 264-0198
                           (Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

At March 30, 2000 there were 6,525,539 shares of common stock, $.0001 par value, outstanding.

                             RHINO ECOSYSTEMS, INC.

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements........................................1

                  Balance Sheet as of January 31, 2000 (unaudited),
                  October 31, 1999 (unaudited) and July 31, 1999..............2

                  Income Statement for Period August 1, 1999
                  to January 31, 2000.........................................3

                  Statement of Shareholder`s Equity (Deficiency)..............4

                  Statement of Cash Flows for period August 1, 1999
                  to January 31, 2000.........................................5

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................6

PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings ..........................................7

         Item 6 - Exhibits and Reports on Form ...............................8

SIGNATURES ...................................................................9

PART I. Financial Information

Item 1. Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's registration statement on Form 10-SB for the year ended July 31, 1999.

The results of operations for the six month period ended January 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Rhino Ecosystems Inc.

First Six Months Fiscal 2000

Period of August 1, 1999 to January 31, 2000

United States Dollars

Un-audited Statements

                                                         Audited        Fiscal           2000

                                                         Fiscal        3 months        6 months

                                                         Y/E 99        ending          ending

Balance Sheet                                            July 31'99    Oct 31,99       Jan 31,00
                                                         ----------    ---------       ---------
Assets
Current Assets
   Cash                                                          $0           $0             $0
   Accounts Receivable - Trade                                    0       41,745         18,177
   Goods & services tax recoverable                           6,298        5,386         11,113
   Investment tax credits                                    26,675       26,675         27,729
   Inventory                                                 37,917       50,086        103,636
   Prepaid Expenses & Deposits                               11,402       13,129         13,233
                                                           --------     --------       --------

Subtotal Current Assets                                     $82,292     $137,021       $173,888

Fixed assets (net)                                          277,647      276,005        289,003
Patents                                                      77,691       77,972         90,039

Total Assets                                               $437,630     $490,998       $552,930
                                                           --------     --------       --------

Liabilities
Current Liabilities
   Bank Indebtedness                                        $34,532      $12,601         $9,305
   Accounts payable & accrued liabilities                   181,376       62,282        128,173
   Current portion L/T Debt                                  20,746       20,746         21,564
   Due to related parties                                   111,468      123,114         83,498
                                                           --------     --------       --------
Subtotal Current Liabilities                               $348,122     $218,743       $242,540

Long Term Debt                                              127,935      122,753        132,967
Other Obligations                                           311,946      223,136          6,454

Shareholders' equity(deficiency)
   Share Capital                                            736,387    1,072,795      1,504,063

                                                         Audited        Fiscal           2000

                                                         Fiscal        3 months        6 months

                                                         Y/E 99        ending          ending

Balance Sheet                                            July 31'99    Oct 31,99       Jan 31,00
                                                         ----------    ---------       ---------
   Deficit Accumulated                                   -1,081,316   -1,140,985     -1,315,954
   Other accumulated income/(loss)                           -5,444       -5,444        -17,140
                                                           --------     --------       --------

Total Liabilities & Shareholder Equity                     $437,630     $490,998       $552,930
                                                           ========     ========       ========

Rhino Ecosystems Inc.

First Six Months Fiscal 2000

Period of August 1, 1999 to January 31, 2000

United States Dollars

Un-audited Statements

                                                          Audited           3 Months          3 Months          6 Months

Income Statement                                         Fiscal Y/E        Aug.1'99 to       Nov.1'99 to       Aug.1'99 to

                                                            1999           Oct. 31'99        Jan. 31'00         Jan.31'00
                                                            ----           ----------        ----------         ---------
Sales & other income                                        $28,998            $43,619          $40,192            $83,811
                                                           --------            -------         --------           --------
Expenses
  Cost of Goods Sold                                        $13,384             $5,922          $16,740            $22,662
  Sales/Marketing/Trade Show Exp.                           156,788             22,117          $47,268             69,385
  Professional & consulting                                 115,454             13,760          $48,462             62,222
  Amortization of fixed assets                              115,253             22,731          $24,534             47,265
  Office salaries, benefits & services                       92,502              5,143          $19,801             24,944
  Research & development                                     45,087                740          $16,652             17,392
  Rent                                                       37,505              8,593          $10,692             19,285
  Travel & Entertainment                                     25,925                246           $1,950              2,196
  Interest on long term debt                                 15,679              3,276          $14,529             17,805
  Bank charges & interest                                    14,104                601           $1,275              1,876
  Office & general expenses                                  13,667              6,725          $12,130             18,855
  Telephone                                                  10,475              4,339           $4,767              9,106
  Utilities                                                   3,563                507           $1,156              1,663
  Insurance                                                   2,310                121             $351                472
  IPO expenses                                                    0             14,914           $3,944             18,858
  Exchange (gain)/loss                                            0              -6447          -$9,090            -15,537
                                                           --------            -------         --------           --------
Total Expenses                                             $661,696           $103,288         $215,161           $318,449

Net income/(loss)                                         -$632,698           -$59,669        -$174,969          -$234,638

Loss Per Common Share                                        -$0.11             -$0.01           -$0.02             -$0.03

Rhino Ecosystems Inc.

First Six Months Fiscal 2000

Period of August 1, 1999 to January 31, 2000

United States Dollars

Un-audited Statements

Statements of Shareholders' Equity (Deficiency)

                                                                    Deficit
                                                                    accumulated        Accumulated
                                                                    during             other
                                                   Common           developemnt        comprehensive
                                                   Shares           stage              income (loss)        Total
                                                   ------           -----              -------------        -----
Balance, July 31, 1999                             $736,387        -$1,081,316              -$5,444        -$350,373

Income (Loss) for period                                              -$59,669                              -$59,669

Shares Issued
   Shares issued for cash                          $336,108                 $0                   $0         $336,108
                                                 ----------        -----------              -------         --------

Balance, October 31, 1999                        $1,072,495        -$1,140,985              -$5,444         -$73,934
                                                 ----------        -----------              -------         --------

Income (Loss) for period                                             -$174,969                             -$174,969

Shares Issued
    Shares issued for cash                         $379,056                                                 $379,056
    Shares issued for services                       $4,562                                                   $4,562
    Shares issued for conversion
            of debt                                 $47,950                                                  $47,950

Foreign currency translation
         adjustment                                       0                  0             -$11,696         -$11,696
                                                 ----------        -----------              -------         --------
Balance, January 31, 2000                        $1,504,063        -$1,315,954             -$17,140         $170,969
                                                 ----------        -----------              -------         --------

Rhino Ecosystems Inc.

First Six Months Fiscal 2000

Period of August 1, 1999 to January 31, 2000

United States Dollars

Un-audited Statements

                                                                 Audited

                                                                  Fiscal            3 months            3 months

Statement of Cash Flows                                          Y/E '99         Aug. 31'99 to         Nov.1'99 to

                                                                July 31'99         Oct. 31'99          Jan. 31'00
                                                                ----------         ----------          ----------
Cash Flows provided by (used in):
Operations:
   Loss for the period                                            -$632,698            -$59,669            -$174,969
   Adjustments to reconcile loss
      for the period to net cash:
        Amortization of fixed assets                               $115,253             $22,731              $24,534
        Goods & services tax recoverable                             38,837                 912               -5,727
        Investment tax credits                                          -99                   0               -1,054
        Inventory                                                   -17,434             -12,169              -53,550
        Prepaid expenses & deposits                                  23,941              -1,727                 -104
        Due from related parties                                     38,233                   0                    0
        Accounts payable & accrued
            liabilities                                              59,231            -119,094               65,891
        Due to related parties                                      109,445              11,646              -39,616
                                                                  ---------           ---------            ---------
subtotal                                                          -$265,291           -$157,370            -$184,595

Financing:
   Bank Indebtedness                                                $34,532            -$21,931              -$3,296
   Principal payments on L/T Debt                                   -16,674              -5,182               -5,390
   Other obligations                                                311,946             -88,810             -216,682
   Inssuance of share capital                                             0             336,408              431,268
   Share issue costs                                                      0             -33,641              -43,127
                                                                  ---------           ---------            ---------
subtotal                                                           $329,804            $186,844             $162,773

Investments:
   Due from Le Group De Recuperation                                $99,213                  $0                   $0
   Expenditures on fixed assets                                     -50,296             -31,746               -5,293
   Accounts Receivable Trade Accounts                                     0             -41,745               23,568
   Accounts payable for fixed assets                                -97,817              44,298               -4,761

                                                                 Audited

                                                                  Fiscal            3 months            3 months

Statement of Cash Flows                                          Y/E '99         Aug. 31'99 to         Nov.1'99 to

                                                                July 31'99         Oct. 31'99          Jan. 31'00
                                                                ----------         ----------          ----------
   Expenditures on patent                                           -48,386                -281              -12,067
                                                                  ---------           ---------            ---------
subtotal                                                           -$97,286            -$29,474               $1,447

Other
   Foreign currency translation                                      $7,946                  $0              $20,375
                                                                  ---------           ---------            ---------

Increase (decrease) in cash                                        -$24,827                  $0                   $0
Cash, beginning of period                                            24,827                   0                    0
                                                                  ---------           ---------            ---------
Cash, end of period                                                      $0                  $0                   $0
                                                                  ---------           ---------            ---------
Interest paid                                                       $18,165              $3,276              $14,529
                                                                  ---------           ---------            ---------

Income taxes paid                                                        $0                  $0                   $0
                                                                  ---------           ---------            ---------

Total Common Shares Outstanding
          Restricted Shares                                       5,525,539           5,525,539            5,525,539
          Free Trading Shares                                             0             336,108            1,000,000
                                                                  ---------           ---------            ---------
              Total Common Shares Issued                          5,525,539           5,861,647            6,525,539

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal year ended July 31, 1999, and quarters ended October 31, 1999 and January 31, 2000, should be read in conjunction with the Company's consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

General Discussion of the Company

The Company is primarily engaged in the design, development, assembly, marketing and sale of a unique patent-pending wet waste interceptor plumbing product called the RINO(TM) System. During the fiscal years July 31, 1999 ("fiscal 1999"), as well as prior years, the Company's management has concentrated its time and efforts on ensuring that the Rhino wet waste interceptor product line be designed and developed into a product line that can be manufactured efficiently and consistently to meet a wide variety of end users needs.

During the first six months of fiscal 2000, the Company started an aggressive sales and marketing program throughout North America. The Company has attended hospitality, restaurant and plumbing related trade shows aimed at increasing the public's awareness of the Company's patented wet waste interceptor product line and to attract new dealers/distributors for the product line.

During this time period, the Company attended shows in Toronto, Myrtle Beach, Nashville, and Orlando. Additional trade shows are planned in Vancouver, Moncton, New York, Boston, Chicago, San Francisco and Anaheim. The Company is concentrating on the hospitality and food service market sector as this is a market area that can realize an immediate savings from the installation of a Rhino Wet Waste Interceptor.

To aid in qualifying the show attendance at the Rhino booth at these various trade shows, a telemarketing/sales team within the Company is being used to promote its product line before and after each show. Rhino dealers/distributors have been established in the Bahamas, Hawaii, Nova Scotia, British Columbia, metro Toronto and Montreal, Canada as a result of this sales and marketing campaign. Additional dealer/distributor locations are in the final stages of completion.

The Company intends to continue this sales and marketing approach to raise the general public's awareness of the Rhino wet waste interceptor product line and to obtain a distribution network of exclusive and non-exclusive dealers. The Company intends to supply quality, manufactured product line to a professionally trained and dedicated dealer network.

As of the end of fiscal 1999, the Company has had no significant revenue derived from operations. The Company's cumulative net loss to the end of the quarter ended October 31, 1999 totals $1,146,429. The Company expects to report positive results from operations by the end of its next fiscal year ending July 31, 2000 ("fiscal 2000"). Such results are intended to be derived from sales of the Company's products through the establishment of exclusive and non-exclusive dealerships throughout North America and the Caribbean. The Company intends to enlarge the dealership base and resulting sales throughout the remainder of fiscal 2000.

Liquidity and Capital Resources

During the past three fiscal years, the Company has financed its operations primarily through cash provided through various short and long term credit facilities and through the private sale of its securities pursuant to applicable offering exemptions. The Company intends to complete its first public offering of shares during fiscal 2000. The Company's management believes that sufficient funds will be raised from future operations so as to minimize the need for future equity capitalization.

In addition, management of the Company believes the needs for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to begin to generate revenues from its anticipated products, management believes the Company will need to raise additional funds to meet its cash requirements.

This document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings against the Company.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27.1 Financial Data Schedule

      (b) There were no reports on Form 8-K filed by the registrant for the quarter ending October 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                RHINO ECOSYSTEMS, INC.


         Dated:   March 31, 2000                By:  /s/ Mark Wiertzema
                                                     ---------------------------
                                                     Mark Wiertzema, President
                                                     and Chief Financial Officer