Form 10QSB
period 2000-01-31
RHINO ECOSYSTEMS INC
filed 2000-03-31
CIK 1093586

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the quarterly period ended: January 31, 2000

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

                  Balance Sheet as of January 31, 2000 (unaudited),
                  October 31, 1999 (unaudited) and July 31, 1999..............2

                  Income Statement for Period August 1, 1999
                  to January 31, 2000.........................................3

                  Statement of Shareholder`s Equity (Deficiency)..............4

                  Statement of Cash Flows for period August 1, 1999
                  to January 31, 2000.........................................5

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................6

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

Rhino Ecosystems Inc.

First Six Months Fiscal 2000

Period of August 1, 1999 to January 31, 2000

United States Dollars

Un-audited Statement

                                                              Audited           Fiscal            2000

                                                              Fiscal           3 months         6 months

                                                              Y/E 99           ending           ending

Balance Sheet                                                 July 31'99       Oct 31,99        Jan 31,00
                                                              ----------      ----------       ----------
Assets
Current Assets
   Cash                                                               $0              $0               $0
   Accounts Receivable - Trade                                         0          41,745           18,177
   Goods & services tax recoverable                                6,298           5,386           11,113
   Investment tax credits                                         26,675          26,675           27,729
   Inventory                                                      37,917          50,086          103,636
   Prepaid Expenses & Deposits                                    11,402          13,129           13,233
                                                              ----------      ----------       ----------
Subtotal Current Assets                                          $82,292        $137,021         $173,888

Fixed assets (net)                                               277,647         276,005          289,003
Patents                                                           77,691          77,972           90,039

Total Assets                                                    $437,630        $490,998         $552,930
                                                              ----------      ----------       ----------
Liabilities
Current Liabilities
   Bank Indebtedness                                             $34,532         $12,601           $9,305
   Accounts payable & accrued liabilities                        181,376          62,282          128,173
   Current portion L/T Debt                                       20,746          20,746           21,564
   Due to related parties                                        111,468         123,114           83,498
                                                              ----------      ----------       ----------
Subtotal Current Liabilities                                    $348,122        $218,743         $242,540

Long Term Debt                                                   127,935         122,753          132,967
Other Obligations                                                311,946         223,136            6,454

Shareholders' equity(deficiency)
   Share Capital                                                 736,387       1,072,795        1,504,063
   Deficit Accumulated                                        -1,081,316      -1,140,985       -1,315,954

                                                              Audited           Fiscal            2000

                                                              Fiscal           3 months         6 months

                                                              Y/E 99           ending           ending

Balance Sheet                                                 July 31'99       Oct 31,99        Jan 31,00
                                                              ----------      ----------       ----------
   Other accumulated income/(loss)                                -5,444          -5,444          -17,140
                                                              ----------      ----------       ----------

Total Liabilities & Shareholder Equity                          $437,630        $490,998         $552,930
                                                              ----------      ----------       ----------

Rhino Ecosystems Inc.

First Six Months Fiscal 2000

Period of August 1, 1999 to January 31, 2000

United States Dollars

Un-audited Statements

                                                          Audited           3 Months          3 Months          6 Months

Income Statement                                         Fiscal Y/E        Aug.1'99 to       Nov.1'99 to       Aug.1'99 to

                                                            1999           Oct. 31'99        Jan. 31'00         Jan.31'00
                                                            ----           ----------        ----------         ---------
Sales & other income                                        $28,998            $43,619          $40,192            $83,811

Expenses
  Cost of Goods Sold                                        $13,384             $5,922          $16,740            $22,662
  Sales/Marketing/Trade Show Exp.                           156,788             22,117          $47,268             69,385
  Professional & consulting                                 115,454             13,760          $48,462             62,222
  Amortization of fixed assets                              115,253             22,731          $24,534             47,265
  Office salaries, benefits & services                       92,502              5,143          $19,801             24,944
  Research & development                                     45,087                740          $16,652             17,392
  Rent                                                       37,505              8,593          $10,692             19,285
  Travel & Entertainment                                     25,925                246           $1,950              2,196
  Interest on long term debt                                 15,679              3,276          $14,529             17,805
  Bank charges & interest                                    14,104                601           $1,275              1,876
  Office & general expenses                                  13,667              6,725          $12,130             18,855
  Telephone                                                  10,475              4,339           $4,767              9,106
  Utilities                                                   3,563                507           $1,156              1,663
  Insurance                                                   2,310                121             $351                472
  IPO expenses                                                    0             14,914           $3,944             18,858
  Exchange (gain)/loss                                            0              -6447          -$9,090            -15,537
Total Expenses                                             $661,696           $103,288         $215,161           $318,449
                                                           --------            -------         --------           --------
Net income/(loss)                                         -$632,698           -$59,669        -$174,969          -$234,638


Loss Per Common Share                                  -$0.11            -$0.01            -$0.02            -$0.03

Rhino Ecosystems Inc.

First Six Months Fiscal 2000

Period of August 1, 1999 to January 31, 2000

United States Dollars

Un-audited Statements

Statements of Shareholders' Equity (Deficiency)

                                                                   Deficit

                                                                   accumulated        Accumulated

                                                                   during             other

                                                  Common           developemnt        comprehensive

                                                  Shares           stage              income (loss)        Total
                                                  ------           -----              -------------        -----
Balance, July 31, 1999                             $736,387        -$1,081,316              -$5,444        -$350,373

Income (Loss) for period                                              -$59,669                              -$59,669

Shares Issued
   Shares issued for cash                          $336,108                 $0                   $0         $336,108
                                                 ----------        -----------             --------         --------

Balance, October 31, 1999                        $1,072,495        -$1,140,985              -$5,444         -$73,934
                                                 ----------        -----------             --------         --------

Income (Loss) for period                                             -$174,969                             -$174,969

Shares Issued
    Shares issued for cash                         $379,056                                                 $379,056
    Shares issued for services                       $4,562                                                   $4,562
    Shares issued for conversion
            of debt                                 $47,950                                                  $47,950

Foreign currency translation
              adjustment                                  0                  0             -$11,696         -$11,696
                                                 ----------        -----------             --------         --------

Balance, January 31, 2000                        $1,504,063        -$1,315,954             -$17,140         $170,969
                                                 ----------        -----------             --------         --------

Rhino Ecosystems Inc.

First Six Months Fiscal 2000

Period of August 1, 1999 to January 31, 2000

United States Dollars

Un-audited Statements

                                                                 Audited

                                                                  Fiscal            3 months            3 months

Statement of Cash Flows                                          Y/E '99         Aug. 31'99 to         Nov.1'99 to

                                                                July 31'99         Oct. 31'99          Jan. 31'00
                                                                ----------         ----------          ----------
Cash Flows provided by (used in):
Operations:
   Loss for the period                                            -$632,698            -$59,669            -$174,969
   Adjustments to reconcile loss
      for the period to net cash:
        Amortization of fixed assets                               $115,253             $22,731              $24,534
        Goods & services tax recoverable                             38,837                 912               -5,727
        Investment tax credits                                          -99                   0               -1,054
        Inventory                                                   -17,434             -12,169              -53,550
        Prepaid expenses & deposits                                  23,941              -1,727                 -104
        Due from related parties                                     38,233                   0                    0
        Accounts payable & accrued
            liabilities                                              59,231            -119,094               65,891
        Due to related parties                                      109,445              11,646              -39,616
                                                                  ---------           ---------            ---------
subtotal                                                          -$265,291           -$157,370            -$184,595

Financing:
   Bank Indebtedness                                                $34,532            -$21,931              -$3,296
   Principal payments on L/T Debt                                   -16,674              -5,182               -5,390
   Other obligations                                                311,946             -88,810             -216,682
   Inssuance of share capital                                             0             336,408              431,268
   Share issue costs                                                      0             -33,641              -43,127
                                                                  ---------           ---------            ---------
subtotal                                                           $329,804            $186,844             $162,773

Investments:
   Due from Le Group De Recuperation                                $99,213                  $0                   $0
   Expenditures on fixed assets                                     -50,296             -31,746               -5,293
   Accounts Receivable Trade Accounts                                     0             -41,745               23,568
   Accounts payable for fixed assets                                -97,817              44,298               -4,761
   Expenditures on patent                                           -48,386                -281              -12,067
                                                                  ---------           ---------            ---------

                                                                 Audited

                                                                  Fiscal            3 months            3 months

Statement of Cash Flows                                          Y/E '99         Aug. 31'99 to         Nov.1'99 to

                                                                July 31'99         Oct. 31'99          Jan. 31'00
                                                                ----------         ----------          ----------
subtotal                                                           -$97,286            -$29,474               $1,447

Other
   Foreign currency translation                                      $7,946                  $0              $20,375
                                                                  ---------           ---------            ---------

Increase (decrease) in cash                                        -$24,827                  $0                   $0
Cash, beginning of period                                             24827                   0                    0
                                                                  ---------           ---------            ---------

Cash, end of period                                                      $0                  $0                   $0
                                                                  ---------           ---------            ---------
Interest paid                                                       $18,165              $3,276              $14,529
                                                                  ---------           ---------            ---------

Income taxes paid                                                        $0                  $0                   $0
                                                                  ---------           ---------            ---------
Total Common Shares Outstanding
          Restricted Shares                                       5,525,539           5,525,539            5,525,539
          Free Trading Shares                                             0             336,108            1,000,000
                                                                  ---------           ---------            ---------
              Total Common Shares Issued                          5,525,539           5,861,647            6,525,539

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

As of the end of fiscal 1999, the Company has had no significant revenue derived from operations. The Company's cumulative net loss to the end of the quarter ended January 31, 2000 totals $1,333,094. The Company expects to report positive results from operations by the end of its next fiscal year ending July 31, 2000 ("fiscal 2000"). Such results are intended to be derived from sales of the Company's products through the establishment of exclusive and non-exclusive dealerships throughout North America and the Caribbean. The Company intends to enlarge the dealership base and resulting sales throughout the remainder of fiscal 2000.

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