Form 10QSB
period 2000-04-30
RHINO ECOSYSTEMS INC
filed 2000-05-12
CIK 1093586

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For  the  quarterly  period  ended:  April  30,  2000

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

At April 30, 2000 there were 6,525,539 shares of common stock, $.0001 par value, outstanding of a total authorized 25,000,000 shares.

                             RHINO ECOSYSTEMS, INC.


                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements . . . . . .  . . . . . . . . . . . . .  3

                  Balance Sheet as of April 30, 2000 (unaudited), . . . . . .  4

                  Income Statement for Period February 1, 2000
                  to April 30, 2000  . . . . . . .  . . . . . . . . . . . . .  5

                  Statement of Shareholder`s Equity (Deficiency)  . . . . . .  6

                  Statement of Cash Flows for period February 1, 2000
                  to April 30, 2000   . . . . . . . . . . . . . . . . . . . .  7

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . . . . .  8

PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  10

         Item 6 - Exhibits and Reports on Form  . . . . . . . . . . . . . . . 10

SIGNATURES . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . 10

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

The results of operations for the third quarter period (February 1, 2000 to April 30,2000) and nine months ending April 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Rhino  Ecosystems  Inc.

Third  Quarter  Fiscal  2000

Period  of  February  1,  2000  to  April  30,  2000

United  States  Dollars

Un-audited  Statement


                                                              Audited      Fiscal
                                                                           2000
                                                              Fiscal       9 months
                                                              Y/E 99       ending
Balance Sheet                                                 July 31'99   Apr.30'00
--------------------------------------------------------------------------------------
Assets
Current Assets
   Cash                                                       $        0   $        0
   Accounts Receivable - Trade                                         0       16,767
   Goods & services tax recoverable                                6,298       21,432
   Investment tax credits                                         26,675            0
   Inventory                                                      37,917      188,734
   Prepaid Expenses & Deposits                                    11,402       15,381
                                                              -----------  -----------
Subtotal Current Assets                                       $   82,292   $  242,314

Fixed assets (net)                                               277,647      156,777
Patents                                                           77,691       94,114

Total Assets                                                  $  437,630   $  493,205
                                                              -----------  -----------
Liabilities
Current Liabilities
   Bank Indebtedness                                          $   34,532   $   78,627
   Accounts payable & accrued liabilities                        181,376      173,028
   Current portion L/T Debt                                       20,746       20,746
   Due to related parties                                        111,468      106,006
                                                              -----------  -----------
Subtotal Current Liabilities                                  $  348,122   $  378,407

Long Term Debt                                                   127,935      114,686
Other Obligations                                                311,946            0

Shareholders' equity(deficiency)
   Share Capital
      Common Stock, $0.0001 par value: authorized - 25,000,000 shares;
         Issued - 5,525,539 and 6,525,539 respectively               553          653
                                                                 736,387    1,596,126
   Deficit Accumulated                                        (1,081,316)  (1,616,760)



                                                              Audited      Fiscal
                                                                           2000
                                                              Fiscal       9 months
                                                              Y/E 99       ending
Balance Sheet                                                 July 31'99   Apr. 30'00
                                                              -----------  -----------

   Other accumulated income/(loss)                                (5,444)      20,746
                                                              -----------  -----------

Total Liabilities & Shareholder Equity                        $  437,630   $  493,205
                                                              -----------  -----------

     *Note: In November 1999, Rhino Ecosystems Inc. (a Florida Corporation) acquired substantially all of the shares of Rhino Ecosystems Inc. Canada (a private corporation) through a one for one share exchange agreement because both companies were under common control the exchange is treated in a manner similar to a pooling of interest.

Rhino  Ecosystems  Inc.

Third  Quarter  Fiscal  2000

Period  of  February  1,  2000  to  April  30,  2000

United  States  Dollars

Un-audited  Statements

                                         Audited      Fiscal 2000   Fiscal 2000
                                         Fiscal       3 Months      9 Months
                                         Y/E          Feb.1'00 to   Nov.1'99 to
                                         1999         Apr.30'00     Apr. 30'00
                                         -----------  ------------  ------------
Income  Statement
Sales & other income                     $   28,998   $    52,272   $   136,083
Expenses
  Cost of Goods Sold                     $   13,384   $    25,733   $    43,395
  Sales/Marketing/Trade Show Exp.           156,788       114,878       184,263
  Professional & consulting                 115,454       133,287       195,509
  Amortization of fixed assets              115,253        37,293        84,558
  Office salaries, benefits & services       92,502         9,304        34,248
  Research & development                     45,087         9,334        26,726
  Rent                                       37,505        13,050        32,335
  Travel & Entertainment                     25,925         3,938         6,134
  Interest on long term debt                 15,679         3,039        12,616
  Bank charges & interest                    14,104           477        10,581
  Office & general expenses                  13,667        10,072        28,927
  Telephone                                  10,475         3,122        12,228
  Utilities                                   3,563         2,134         3,797
  Insurance                                   2,310           385           857
  IPO expenses                                    0         8,588        27,446
  Exchange (gain)/loss                            0       (21,030)      (36,567)
Total Expenses                           $  661,696       353,604   $   672,053
                                         -----------  ------------  ------------
Net income/(loss)                        $ (632,698)  $  (301,332)  $  (535,970)

Loss Per Common Share                    $    (0.11)  $     (0.05)  $     (0.08)

Rhino  Ecosystems  Inc.

Third  Quarter  Fiscal  2000

Period  of  February  1,  2000  to  April  30,  2000

United  States  Dollars

Un-audited  Statements

Statements  of  Shareholders'  Equity  (Deficiency)

                                                   Deficit
                                                   accumulated     Accumulated
                                                   during          other
                                      Common       development     comprehensive
                                      Shares       stage           income  (loss)      Total
                                      -----------  -------------  ------------------  ------------

Balance, Jan. 31, 00                 $  1,504,063   $(1,315,428)  $         (17,140)  $  (170,969)
                                      -----------   ------------  ------------------  ------------

Income (Loss) for period                               (301,322)                         (301,332)

Shares Issued for cash                     92,063                                          92,063

Foreign, currency translation                                               37,886         37,886

Balance, April 30,00                 $  1,596,126  $ (1,616,760)  $         20,746    $       112

Rhino  Ecosystems  Inc.

Third  Quarter  -  Fiscal  2000

Period  of  February  1,  2000  to  April  30,2000

United  States  Dollars

Un-audited  Statements


                                          Audited      Fiscal  2000    Fiscal 2000
                                          Fiscal       3  months       9 months
Statement of Cash Flows                   Y/E '99      Feb, 1'00 to    Nov.1'99 to
                                          July 31'99   Apr. 30'00      Apr.30'00
                                          -----------  --------------  -------------
Cash  Flows  provided  by  (used  in):
Operations:
   Loss for the period                     -$632,698   $    (301,322)  $   (535,970)
   Adjustments to reconcile loss
      for the period to net cash:
        Amortization of fixed assets       $ 115,253   $      37,293   $     84,558
        Goods & services tax recoverable      38,837         (10,319)       (15,134)
        Investment tax credits                   (99)         27,729         26,675
        Inventory                            (17,434)        (85,098)      (150,817)
        Prepaid expenses & deposits           23,941          (2,148)        (3,979)
        Due from related parties              38,233               0              0
        Accounts payable & accrued
                              liabilities     59,231          44,855         (8,348)
        Due to related parties               109,445          22,508         (5,462)
                                          -----------  --------------  -------------
subtotal                                  $ (265,291)  $    (266,512)  $    608,477

Financing:
   Bank Indebtedness                         $34,532         $69,322         44,095
   Principal payments on L/T Debt            (16,674)         (5,276)       (15,289)
   Other obligations                         311,946          (6,454)      (311,946)
   Inssuance of share capital                      0          92,063        859,739
   Share issue costs                               0          (8,588)       (27,446)
                                          -----------  --------------  -------------
subtotal                                    $329,804   $     141,067   $    548,613

Investments:
   Due from Le Group De Recuperation      $   99,213   $           0   $          0
   Expenditures on fixed assets              (50,296)        169,519         36,312
   Accounts Receivable Trade Accounts              0          (1,410)        16,767
   Accounts payable for fixed assets         (97,817)        (36,918)             0
   Expenditures on patent                    (48,386)          4,075         16,423
                                          -----------  --------------  -------------

                                        Audited    Fiscal  2000   Fiscal 2000
                                        Fiscal     3  months      9  months
Statement of Cash Flows                 Y/E '99    Feb. 1'00 to   August 1'99 to
                                      July  31'99  Apr.  30'00    Apr. 30'00
                                      -----------  -------------  --------------

subtotal                              $  (97,286)  $    135,266   $      69,502

Other
   Foreign currency translation       $    7,946         (9,821)         (9,638)
                                      -----------  -------------  --------------

Increase (decrease) in cash           $  (24,827)  $          0   $           0
Cash, beginning of period                 24,827              0               0
                                      -----------  -------------  --------------

Cash, end of period                   $        0   $          0   $           0
                                      -----------  -------------  --------------
Interest paid                         $   18,165   $      3,516   $      23,197
                                      -----------  -------------  --------------

Income taxes paid                     $        0   $          0   $           0
                                      -----------  -------------  --------------

Total Common Shares Outstanding
          Restricted Shares            5,525,539      5,525,539       5,525,539
          Free Trading Shares                  0      1,000,000       1,000,000
                                      -----------  -------------  --------------
        Total Common Shares Issued     5,525,539      6,525,539       6,525,539

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal year ended July 31, 1999, and quarter ending April 30, 2000, should be read in conjunction with the Company's consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

During the first nine months of fiscal 2000, the Company started an aggressive sales and marketing program throughout North America. The Company has attended hospitality, restaurant and plumbing related trade shows aimed at increasing the public's awareness of the Company's patented wet waste interceptor product line and to attract new dealers/distributors for the product line.

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

As of the end of fiscal 1999, the Company has had no significant revenue derived from operations. The Company's cumulative net loss to the end of the quarter ended April 30, 2000 totals $1,616,760. The Company intends to enlarge the dealership base and resulting sales throughout the remainder of fiscal 2000.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K

      (a)   Exhibit  27.1  Financial  Data  Schedule

      (b) There were no reports on Form 8-K filed by the registrant for the quarter ending April 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                RHINO  ECOSYSTEMS,  INC.


         Dated:   May  15,  2000                By:  /s/  Mark  Wiertzema
                                                     ---------------------------
                                                     Mark  Wiertzema,  President
                                                     and Chief Financial Officer