Form 10KSB
period 2000-07-31
RHINO ECOSYSTEMS INC
filed 2000-11-14
CIK 1093586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended: July 31, 2000

                         Commission File Number 0-28313

                             RHINO ECOSYSTEMS, INC.
                           -- -----------------------
           (Name of Small Business Issuer as specified in its charter)

               Florida                                      65-0939751
         -----------------                               ----------------
       (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                     Identification No.)

                      40 Trowers Road, Woodbridge, Ontario,
                           Canada L4L 7K6 (Address of
                        principal executive offices) (Zip
                                      code)

       Registrant's telephone number, including area code: (905) 264-0198

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Registrant's revenues for its most recent fiscal year were $173,942.

As of July 31, 2000, there were 6,525,539 shares of the registrant's $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format Used  (Check one) Yes ___  No   X
                                                                           -----

                                                  TABLE OF CONTENTS

                                                                                                               PAGE

                                     PART I
Item 1.   Business of the Company.................................................................................4

Item 2.   Properties.............................................................................................11

Item 3.   Legal Proceedings......................................................................................11

Item 4.   Submission of Matters to a Vote of Security Holders....................................................11

                                     PART II

Item 5.   Market for the Company's Common Equity And Related Shareholder Matters ................................12

Item 6.   Management's Discussion and Analysis of Financial Condition...........................................and
          Results of Operations and Plan of Operation............................................................12

Item 7.   Financial Statements...................................................................................15

Item 8.   Disagreements on Accounting and Financial Disclosures..................................................15

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.....................................................16

Item 10.  Executive Compensation.................................................................................17

Item 11.   Security Ownership of Certain Beneficial Owners and Management........................................18

Item 12.  Certain Relationships and Related Transactions.........................................................19

                                     PART IV

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K.................................................19

Signatures.......................................................................................................23

                           Forward-Looking Statements

This  report  contains  forward-looking  statements  within  the  meaning of the
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Exchange Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Parts I and II of this annual report, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances, and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this annual report with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this annual report.

                                     PART I

ITEM 1.   BUSINESS OF THE COMPANY

General

     Rhino was organized by the filing of articles of incorporation with the Secretary of State of the State of Florida on April 7, 1999. The articles of the Company authorized the issuance of twenty-five million (25,000,000) shares of Common Stock at a par value of $0.0001 per share. Rhino shall also include all references to its majority owned subsidiary, Rhino Ecosystems, Inc., a company subject to the provisions of the Business Corporations Act of Ontario.


     Rhino has invented and tested a patented technology known as the RINO(TM) System which stands for "Refuse In Nothing Out." We have applied for a trademark on the corporate logo and name "RINO" and we have a Canadian patent pending,
Patent # 2,178,270, as well as an international PCT application No. PCT/CA97/00377 on this innovative technology. Patents have been issued in the United States of America (09/194910) and in Singapore (9806089-0). The RINO(TM) System provides a simple, inexpensive solution for all restaurants and food-related industries with regards to compliance with existing and future environmental legislation. The RINO(TM) System is design to work in conjunction with existing grease trap filtration systems. The RINO(TM) System will serve as a pre-grease trap filtration system which captures a large portion of greases and food solids that are typically sent down the drains of kitchen sinks, in a disposable filtration bag. The RINO(TM) System has been tested and is in compliance with the following standards: CSA B 125.0-98 for Plumbing Fixtures, and ASME A112.18.1M-1996 for Plumbing Fixture Fittings.


     Water is heavily used in industrial, commercial and residential settings during the preparation of food including the cleaning of containers, cookware and utensils used in cooking. This produces a consequent amount of waste water which typically contains a substantial amount of organic matter, including grease. Grease, which enters the public sewage system, may be treated at sewage treatment plants at a substantial cost. In industrial and commercial settings, some local governments mandate the use of grease trap collection units to minimize the volume of grease entering the public sewage system.

     Standard grease trap collection units consist of settling tanks for the collection of grease and other waste solids. These tanks may form part of the waste water flow path and accordingly may not separate grease and other organic matter efficiently. Furthermore, standard grease trap collection units may require the services of a grease removal specialist to empty the trap and dispose of the grease. Grease traps also generally require regular maintenance to prevent the build up of excessive grease in the trap and the pipes. Excessive grease in waste water systems may result in excessive bacteria, which may attract vermin or insects, may cause blocked pipes and reduced flow rates in sinks, and may allow noxious odors to enter the kitchen and restaurant seating areas through waste water drains.

     The patented RINOTM System is in compliance with Canadian Federal and Provincial Regulatory requirements. In fact, current studies and literature are leaning toward mandatory implementation of pre-grease trap interceptors of grease and waste solids (i.e. RINOTM System). Current Canadian study groups such as the OPIA (Ontario Plumbing Inspectors Association) are also trying to legislate mandatory implementation of grease interceptors in all industrial and commercial locations where food is cooked, processed or prepared.

     American study groups such as the PDI (Plumbing and Drainage Institute) and the ASPE (American Society of Plumbing Engineers) also have identified the problem with grease and waste solids entering the public sewage system.

     Test data captured from RINOTM Systems installed in various locations has been recently tested and audited by an independent engineering and consulting company. Tests performed have proven the RINOTM System to be highly cost effective. Preliminary observations based on the testing have identified the following benefits:

1.     reduces the amount of grease and waste solids which flow down the drain;
2.     reduces the risk of the clogging or backing up of grease traps and sinks;
3. reduces the number of grease trap cleanings required (which will reduce down time associated with costly specialists required to clear the drains);
4.     reduces the  odors associated   with the grease  trap (especially  during
       cleaning);
5. reduces the costs to the municipality for treating the sewage in the public sewage system;
6.     increase in overall management and environmental awareness;
7. reduces closure of restaurant and loss of revenue due to the backing up of the grease trap, clogged sinks and plumbing.

Business Strategy

     During its initial phase of development, Rhino intends to form long term working relationships with selected component suppliers of the RINO(TM) System. These relationships will ensure quality components at a competitive price. The Sales and Marketing strategy for the Company is to establish a series of independent dealers/distributors across North America during the first three years of operation and branch out into the Caribbean Island Region, the Far East, Europe and Australia as these markets develop for the Rhino product line of Wet Waste Interceptors. These dealership agreements do contain inventory and sales quotas for a defined territory or region of the country.

Recent Developments

     Rhino dealerships have been established in the various regions of Canada (the Province of Nova Scotia, Vancouver, British Columbia, Montreal and Quebec City, Quebec, the Peel Region and Niagara Falls area of Ontario); areas of the United States (upstate New York, New Jersey, Hawaii, Jacksonville and Orlando, Florida); and in the Caribbean Islands (the Bahamas and Bermuda). Negotiations are on-going for other areas of Canada, the United States and Japan.

Products and Features

     The RINOTM System is the registered trademark name for the pre-grease trap interceptor and/or the wet waste interceptor filtration system. An initial installation provides a collector body and contains one box of 30 removable filters. Refills of the removable filters are then supplied to the customer as required via the Company direct or the customers' local Rhino dealer.

     Once the RINOTM unit is installed, the discharge water from the establishments' sinks will be gravity fed into the cap (i.e. waterfeed OTM CAP) of the RINO(TM) unit. The discharge water will pass through a collection bag (i.e. filter bag) that will trap the waste materials while letting the water pass through the discharge hole into a waste water collection area, which will be emptied as follows:

     1. Gravity Model - waste water will flow through the discharge outlet and reenter the resident plumbing drainage lines prior to the resident grease trap interceptor.

     2. Pump Models -in height restricted areas, an electrical waste water pump is used to pump the water out of the RINO(TM) prior to the resident grease trap interceptor.

     The filtration bag can be easily emptied and replaced via a front access cover on the RINO(TM) unit by any staff member of the respective establishment. Upon removal of the filtration bag, it can be disposed of through the normal waste removal collection system. Numerous tests performed to date have proven the existing filter bag to be the most efficient in terms of its filtering capabilities. The existing filter bag specifications are as follows:

          Needle count:    401
          Cylinder size:   3-1/2
          Start up yarn:   30/2 stretch nylon
          Body yarn:       40/l/S stretch nylon 40/1/Z stretch nylon
          Run out yarn:    60/1 cotton
          Knit length:     16 inches
          Finish length:   12 inches

These specifications have been determined as a result of numerous tests performed.

Problems with Existing Grease Traps

     The prevailing method of intercepting and removing fats, oil and grease from waste water is through the use of grease traps. Grease traps are intended to provide some retention time to cool the warm liquefied grease for separation in the form of a surface scum or oil layer. Unfortunately, most grease traps are undersized and provide only minimal grease separation prior to discharge to sewers. Additionally, emulsified oil, unless the emulsion breaks, will normally not separate in grease traps. To make things worse, many facilities do not adequately maintain or service the existing grease traps.

    Grease and waste solids which are not removed in grease traps will cool down in sewers, both private and municipal, and in this way result in gradual grease buildup within the sewers, leading to flow restrictions or complete blockages. These blockages lead to bad odors scented in the respective facilities, increased number of grease trap cleanings, potential down-time (i.e. shut downs) as a result of costly work required to hire specialists to clean any blockages, and an overall negative effect on the facilities' operations. Additional expenses may be incurred due to municipal cost recovery on prosecutions (i.e. fines) for municipal blockages.

     Rhino is committed to reduce and eventually eliminate the above noted problems efficiently and most importantly cost-effectively. Efforts are being made to create a low cost and highly effective biodegradable bag. This bag will reduce any concerns raised by the currently used nylon bag to eliminate any waste control issues.

     Installation of the RINO(TM) System can be accomplished with a minimum of disruptions to existing plumbing systems. Any local plumber will be able to easily install a RINO(TM) relatively short period of time.

Physical Requirements

     Rhino Ecosystems, Inc., has located itself in an 8,000 square foot facility nearby its major component suppliers. The location of the facility is in the central Greater Toronto Area near the 400 series highways, which can accommodate high volumes of traffic.

Staffing/Training

     Rhino has established a central core of eight key team members in the Administrative, Manufacturing, Sales and Marketing areas. As the need for additional qualified professionals arise in any area of business, they will be attracted to Rhino as a company and will be competitively compensated.

     Specialized laboratory technicians/engineering firms will be contracted as required to maintain the Company's commitment to research and development in the area of eliminating waste water grease and solids and to develop new technology and/or new product lines.

Manufacturing

     The Company is dedicated to quality products. As such, the Company will be seeking IS09000 accreditation and will be using IS09000 approved suppliers.

     All component manufacturing is subcontracted to companies who work with the Company's patented and registered designs. Blow Mold Engineering has been contracted to perform the tooling design and manufacture. Cousins Currie Limited will be responsible for the production of the plastic shells which in turn will be equipped with Beckett Pumps. Therefore, the Company will not manufacture its own products but will assemble the components together, perform quality control testing, do dealership and telemarketing sales and distribution. Continual product redesign, research and development testing and servicing will be done jointly between in-house personnel and outside engineering firms.

     Benefits of not manufacturing are as follows:

     1.     Decrease in working capital required to conduct business;
     2.     Increase focus on sales and marketing;
     3.     Able to increase capacity quickly with a reduction in capital costs;
     4.     Increase in overall flexibility.

     The RINO(TM) System is a pre-grease trap wet waste interceptor filtration system. Once the RINO(TM) System is sold and installed, RINO(TM) filter bags will be sold to RINO(TM) users on a continual basis.

Product Positioning and Pricing

     The use of the RINO(TM) System reduces the amount of grease and waste solids entering into the public sewage system. The savings in reducing grease and waste solids have been proven through a significant number of studies performed. Studies have proven that existing grease traps normally require cleaning frequency of once every two weeks without RINO(TM), and one cleaning every six weeks with RINO(TM) This results in cleanings required approximately three times less frequently. Since the cost per cleaning is $120 in the test market of Metropolitan Toronto, an approximate annual saving of using the RINO(TM) System, taking into consideration the cost of bags at $1.75 per bag, is expected to be approximately $1,162 per year after installation and unit cost.

     Such a saving equates to a payback of approximately one year for the pump unit and approximately eight months for the gravity unit based on the projected installed sale price of a RINO(TM) System. Savings will also be in the form of reduced down time, no loss of customers due to odors and no requirement to hire a plumber to clean drains, and reduced risk of fines as a result of violations of sewer use by-laws, which could cost up to $50,000 per violation.

     The publication "Best Management Practices" from the Canadian Ministry of Environment and Energy directed to the restaurant sector are recommending that restaurants reduce the amount of solids that are flushed down the drain. Various government regulations exist to prevent solids and grease from entering into the sewage system.

The Market and Product Distribution

     The potential markets are restaurants, and food producing and processing facilities. The primary initial markets in Canada are Toronto, Montreal and Vancouver. Upon successful entrance into the Canadian market, the Company intends to focus its marketing efforts in American states such as California, Florida and New York.

Marketing Strategy

     The RINO(TM) System will be marketed through an information campaign directed at all public health and water pollution control officials, restaurants and other food preparation or processing facilities, and to all plumbing materials distribution outlets.

     The Company's sales and technical representatives will also attend all relevant seminars and conferences held by the Federal, Provincial and Municipal Ministries of Health and Environment in Canada to talk to decision makers in each community. Representatives will also attend trade shows held by plumbing associations to increase the overall awareness of the product. Contacts made and requests developed through these sources will be followed up by the marketing department.

     Promotional material, such as brochures, CD ROM, documentation videos and an Internet web page is currently available for public viewing and distribution by the Rhino sales team. As well, there is a telephone marketing program being implemented that will generate leads for all sales staff.

     A professional exhibit has been designed and built for use at various conferences and trade shows. This information exhibit focuses on the mechanics of the RINO(TM) System, the problems the system resolves, and the spin-off benefits and savings that result from the use of the system. Research papers supporting these benefits will be made available.

Sales

     Rhino expects to sell the majority of its product line of wet waste interceptors through it's ever increasing group of dealers/distributors across North America.

Direct Sales

     The Company expects that a portion of its sales will come from direct sales to owner-managed restaurants across Canada and the United States. Commission-only sales personnel who will be affiliated with but not directly working for the Company will achieve these sales. These sales people will acquire RINO(TM) Units through the Rhino product distribution channels at standard company wide pre-set pricing.

Restaurant Chains

     The large number of franchise restaurants chains in North America will require a combined effort from all of the Company's senior management team as well as local dealer sales agents to adequately service this potential sales market. Most of the fast food chains have central purchasing and distribution for most of their standard equipment and supply requirements. Selling to the head office, the need and benefits to the total organization will result in large quantity orders to a customer.

Competition

     As the RINO(TM) System is patented in some areas of the world and is patent pending in other parts of the world, Rhino believes that the RINO(TM) process is very difficult, if not impossible, to duplicate in the foreseeable future.

     Currently, there are no existing pre-grease trap wet waste interceptor filtration systems comparable to the patented RINO(TM) System in place anywhere in North America and as a result the lead time created by Rhino should protect the Company from any future external developments. Other competitors, however, could develop with greater financial and technical resources. Should such competition develop, the Company's operations could be impaired.

Competitive Advantage

     The Company's competitive advantages are numerous. The main advantage is the technological lead the Company has taken in the study of the pre-grease trap wet waste interceptor system problem which creates the opportunity for the RINO(TM) System. The technology has also been granted pioneer status, meaning "first use of scientific concept to solve a commercially valuable problem."

     The advantages of the RINO(TM) System over existing grease traps are:

1. reduces the amount of grease and waste solids which flow into the public sewage system
2. expensive costs associated with hiring a specialist to pump out backed up material from the drain and resulting in potential down-time
3.     reduces the number of grease trap cleanings
4. reduces odors associated with the grease trap, particularly during cleaning
5. reduction in costs to the municipality for treating the sewage in the public sewage system. The Company is quite hopeful that the RINO (TM) System will be endorsed by all water pollution control governmental bodies
6.     increase in overall environmental awareness.

ITEM 2.   PROPERTIES

     We do not own any real property.

     The Company leases its principal business operations at 40 Trowers Road, Woodbridge, Ontario, Canada L4L 7K6. The lease expires in March 2001. Our rent is $3300.00 per month. The Company's toll free telephone number is (877)746-6224 and the web site address is www.rhinoeco.com.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any litigation and the officers and directors are not aware of any threatened or pending litigation that would have a material, adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "RHNC". The CUSIP number is 76217W108. The following is a table of the high and low bid prices of the Company's stock for each of the trading quarters of the fiscal year ended July 31, 2000:


           Quarter Ended....         High              Low
               6/14/00(1)           $3.00            $1.50
               7/31/00...           $1.18            $1.00


     These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
-----------
1. Trading on the National Daily Quotation Bureau began on June 14, 2000.

Security Holders

     As of July 31, 2000, the Company had approximately 180 shareholders of record.

Dividends

     There have been no cash dividends declared or paid since the inception of the Company, and no cash dividends are contemplated to be paid in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

     The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal year ended July 31, 2000 and 1999, should be read in conjunction with the Company's consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Results of Operations

     The Company is primarily engaged in the design, development, assembly, marketing and sale of a unique patented wet waste interceptor plumbing product called the RINO(TM) System. During the fiscal years July 31, 2000 ("fiscal 2000"), as well as prior years, the Company's management has concentrated its time and efforts on ensuring that the Rhino wet waste interceptor product line be designed and developed into a product line that can be manufactured efficiently and consistently to meet a wide variety of end users needs.

     During 2000, the Company started an aggressive sales and marketing program throughout North America. The Company has attended hospitality, restaurant and plumbing related trade shows aimed at increasing the public's awareness of the Company's patented wet waste interceptor product line and to attract new dealers/distributors for the product line.

     During this time period, the Company attended shows in Toronto, Myrtle Beach, Nashville, Moncton, New York, Boston, and Chicago. The Company is concentrating on the hospitality and food service market sector as this is a market area that can realize an immediate savings from the installation of a Rhino Wet Waste Interceptor.

     To aid in qualifying the show attendance at the Rhino booth at these various trade shows, a telemarketing/sales team within the Company is being used to promote its product line before and after each show. Rhino dealers/distributors have been established in the Bahamas, Bermuda, Hawaii, upstate New York, New Jersey, Nova Scotia, British Columbia, Metro-Toronto, Niagara Falls Region, Montreal, and Quebec City, Canada, as a result of this sales and marketing campaign. Additional dealer/distributor locations are in the final stages of completion.

     The Company intends to continue this sales and marketing approach to raise the general public's awareness of the Rhino wet waste interceptor product line and to obtain a distribution network of exclusive and non-exclusive dealers. The Company intends to supply quality, manufactured product line to a professionally trained and dedicated dealer network.

     As of the end of fiscal 2000, the Company has had no significant revenue derived from operations. The Company's cumulative net loss to year ended July 31, 2000 totals $1,787,389. Positive results are intended to be derived from future sales of the Company's products through the establishment of exclusive and non-exclusive dealerships throughout North America and the Caribbean. The Company intends to enlarge the dealership base and resulting sales throughout the remainder of fiscal 2001.

Fiscal Year 2000 Compared to Fiscal Year 1999

     Sales during fiscal 2000 totaled $173,942, which is an improvement of 499% over fiscal 1999. The cost of sales as a percentage of sales during fiscal 2000 was 37.8%, which is compared to fiscal 1999 rate of 46.2%. The slight change in rate is related to product mix of sales between the two years and an increase in the cost of plastic components which could not completely be passed on to the dealers or end users of the Rhino Wet Waste Interceptors.

    Expenses associated with the sales and marketing of the Rhino Wet Waste Interceptors increased between fiscal 1999 and fiscal 2000 by $218,319 or 33%. This rise in expenditures was due to the company's attendance during fiscal 2000 of seven trade shows which raised the public's awareness of the Rhino Wet Waste Interceptor product line and increased the Rhino dealers from four in fiscal 1999 to eight by the end of fiscal 2000.

    The benefits of attendance at trade shows continue to assist the company in increased sales throughout this first quarter of fiscal 2001 and a continual increase in signed Rhino dealerships. The company plans to attend appropriate trade shows during fiscal 2001, to continue on the task of raising the publics awareness of the Rhino product line of Wet Waste Interceptors.

    The increase in professional consultant fees and wages is a direct result of the increase in the number of employees and/or contract professions used during the year to attend trade shows, tele-market the company's products, assemble the Rhino product line, and test and certify the Rhino product line to industry standards. (CSA B 125.0-98 Plumbing Fixtures and ASME A112.18.1M-1996 Plumbing Fixture Fittings)

Liquidity and Capital Resources

     During the past four fiscal years, the Company has financed its operations primarily through cash provided through various short and long term credit facilities and through the private sale of its securities pursuant to applicable offering exemptions. The Company's management believes that sufficient funds will be raised from future operations so as to minimize the need for future equity capitalization.

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

Year 2000 Issue

     The two-digit coding of dates in many currently installed computer systems and software products has had no effect on our operations, and we do not believe that this issue will result in any effect on our Company's financial condition or results of operations.

ITEM 7.   FINANCIAL STATEMENTS

     The audited consolidated balance sheet of the Company for its years ended July 31, 2000 and 1999 and related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2000, 1999 and 1998 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-__. The page numbers for the financial statement categories are as follows:

                                  Index                                           Page

     Report of Independent Auditors                                                F-1

     Consolidated Balance Sheets as of July 31, 2000 and 1999                      F-

     Consolidated Statements of Operations
     for the Years Ended July 31, 2000, 1999 and 1998                              F-

     Consolidated   Statement   of   Stockholders'   Equity   [Deficiency]   and
     Comprehensive Loss for the Years Ended July 31, 2000, 1999 and 1998           F-

     Consolidated Statements of Cash Flows
     for the Years Ended July 31, 2000, 1999 and 1998                              F-

     Notes to Consolidated Financial Statements                                    F-

ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    The Company has had no disagreements on accounting issues and financial disclosures.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the names, ages and positions held of all of the Directors and Executive Officers of the Company.

                  Name              Age      Position

                  Mark Wiertzema    49       President and CFO
                  Gordan Novak      50       Vice President
                  Jan Walsh         43       Secretary/Treasurer

Mark Wiertzema, President and Chief Financial Officer

     Mark Wiertzema currently serves as President and Chief Financial Officer of the Company. Mr. Wiertzema graduated from the University of Iowa, where he received both his graduate and post-graduate degrees. Mr. Wiertzema has over 25 years of experience in financial and strategic management of regional, national and international corporations. During the last 15 years, Mr. Wiertzema has had a managerial position in an independent company that collects, transports, re-directs, re-deploys, re-uses and recycles non-hazardous solid and liquid waste products from large municipalities.

Gordan Novak, Vice President

     Since February, 1999, serves as Vice President of the Company. Mr. Novak is Vice President of Light Steel Technologies, Inc., which licenses proprietary light steel building technology and has established a number of joint ventures in Czech Republic, Croatia, Germany, Russia and Ukraine. Mr. Novak was an advisor to Queen of Diamonds Resources, Inc., where he negotiated the purchase of mineral rights in Guyana. He also negotiated exclusive first right of refusal for all mineral resources (excluding oil) in Somalia, and signed exclusive contract for export of that country's scrap metal. In 1996, he acted as advisor to Alba Resources, Inc., negotiating 50% joint venture agreements for two base metal properties in Newfoundland. Mr. Novak has had over 28 years of business experience.

Jan Walsh, Secretary/Treasurer

     Jan Walsh, since March, 1999, has served as Secretary/Treasurer of the Company. Ms. Walsh works extensively on the development and maintenance of corporate images through imaginative corporate logo design, print literature and corporate informational videos. Ms. Walsh is a graduate of the Ontario College of Art & Design and is an accomplished professional caricature artist. Her professional objective is to create a better future in the world's ecology through waste management efficiencies, practices and industrial pollution prevention.

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(A) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's common stock to file with the Securities and Exchange Commission reports of ownership of common stock and other equity securities in the Company. Officers, directors and more than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file. Since the Company currently does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, there is no obligation upon the Company's offices, directors and 10% or greater stockholders to file any such reports pursuant to Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The  following   table   provides   information   regarding  the  executive
compensation of persons serving as Rhino's executive officers during the fiscal years ended 2000, 1999 and 1998.

--------------------------------------------------------------------------------------------------------------------

     SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
---------------------------------------- ---------- ----------------------- -------------------- -------------------

                                                     Annual Compensation         Long-Term
                                                                               Compensation             All
               Name and                   Fiscal         Salary Bonus           Options by       Other Compensation
          Principal Position               Year                                 # of Shares
---------------------------------------- ---------- ----------------------- -------------------- -------------------
---------------------------------------- ---------- ------------- --------- -------------------- -------------------


Mark Wiertzema                           2000       $64,800
President & CFO                          1999       $65,800
                                         1998       $64,800
---------------------------------------- ---------- ------------- --------- -------------------- -------------------
---------------------------------------- ---------- ------------- --------- -------------------- -------------------

Gordan Novak                             2000       N/A
Vice President                           1999
                                         1998
---------------------------------------- ---------- ------------- --------- -------------------- -------------------
---------------------------------------- ---------- ------------- --------- -------------------- -------------------

Jan Walsh                                2000       N/A
 Secretary/Treasurer                     1999
                                         1998
---------------------------------------- ---------- ------------- --------- -------------------- -------------------

     The Company had no employment agreements or stock options with any of its executive officers as of July 31, 2000. Through July 31, 2000, none of the officers or directors except Mr. Wiertzema received a salary or other cash compensation.

Compensation Committee

     Mark Wiertzema and Gordan Novak are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including granting of options.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

     As of the date of this report, we have a total of 25,000,000 shares of Common Stock authorized at a par value of $.0001, and there are 6,525,539 shares of Common Stock outstanding. The following table sets forth information as of the date hereof with respect to the beneficial ownership of our Common Stock by
(a) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (b) the directors and officers of Rhino, and (c) the directors and officers of the Company.

                                           Number of           % of Shares
Name and Address                           Shares Owned         Outstanding

Mark Wiertzema                                  894,885           14%
13203 Guelph Line - R.R. # 1
Campbellville, Ontario L0P 1B0 Canada

Gordan Novak                                     53,333            1%
Hamilton, Ontario, Canada

Jan Walsh                                        12,000            *
65 Harbour Square, Suite 2502
Toronto, Ontario M5J 2L4, Canada

All Directors and Officers as a group           960,218           15%
---------
* Less than 1%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no transactions to which we are a party or certain matters affecting us have or will result in a material benefit to certain of our directors and executive officers, or may create conflicts of interest. Normal business transactions that have occurred between Rhino shareholders and the Company are discussed in the audited financial statements and are insignificant in nature.

     No director, officer or principal security holder of Rhino has or has had a direct or indirect material interest in any transaction to which we are or were a party. We believe that the terms of each of the transactions described above were no less favorable to us than could have been obtained from third parties.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) Index to financial statements and financial statement schedules

     The audited balance sheets of the Company as of July 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2000, 1999 and 1998 follow in sequentially numbered pages F-1 through F-___. The page numbers for the financial statement categories are as follows:

         Page                       ........Description

         F-1               Report of Independent Auditors
         F-2               Balance Sheets as of July 31, 2000, 1999 and 1998
         F-3               Statements of Operations for the Years Ended
                           July 31, 2000, 1999 and 1998
         F-4               Statements of Stockholders' Equity [Deficiency] and
                           Comprehensive Loss for the Years Ended
                           July 31, 2000, 1999 and 1998
         F-5               Statements of Cash Flows for the Years Ended
                           July 31, 2000, 1999 and 1998
         F-6 through F-21  Notes to Financial Statements

     (b)  8-K Reports

     No reports on Form 8-K have been filed on behalf of the Company.

     (c)  Exhibits:

     3.1      Articles of Incorporation (1)
     3.2      By-laws (1)
     10       Material contracts (N/A)
     11       Statement of Computation of Earnings per Share
     21       Subsidiaries of the Company
     23       Consent of KPMG LLP
     27       Financial Data Schedule
-------------------------------
1. Incorporated by reference to the Company's original registration statement on Form 10SB.

                             ADDITIONAL INFORMATION

                             Corporate Headquarters
              40 Trowers Road, Woodbridge, Ontario, Canada L4L 7K6
          Telephone Number: (905) 264-0198; Fax Number: (905) 265-0515
                   Toll Free Telephone Number: (877) 746-6224
                    Internet Address http://www.rhinoeco.com;
                        E-mail Address sales@rhinoeco.com


                         Independent Public Accountants
                                    KPMG LLP
                                    Suite 600
                            3700 Steeles Avenue West
                            Vaughan, Ontario L4L 8K8


                                 Transfer Agent
                     American Stock Transfer & Trust Company
                                 40 Wall Street
                            New York, New York 10005

     Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to Rhino Ecosystems, Inc., 40 Trowers Road, Woodbridge, Ontario, Canada L4L 7K6. Any exhibits furnished are subject to a reasonable photocopying charge.

     The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.


                                    KPMG LLP
                              Chartered Accountants
                       3700 Steeles Avenue West, Suite 600
                            Vaughan, Ontario L4L 8K8
                                 (905) 264-4100

                          INDEPENDENT AUDITOR'S REPORT




                        Consolidated Financial Statements
                        (Stated in United States dollars)


                             Rhino Ecosystems, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


                    Years ended July 31, 2000, 1999 and 1998

Independent auditors' report


To the Board of Directors and Stockholders
Rhino Ecosystems, Inc.

We have audited the accompanying consolidated balance sheets of Rhino Ecosystems, Inc. (a development stage company) as at July 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive loss and cash flows for each of the years in the three-year period ended July 31, 2000 and for the period from inception of the development stage on June 7, 1996 to July 31, 2000. These consolidated financial statements are the responsibility of Rhino Ecosystems, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Rhino Ecosystems, Inc. as of July 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2000 and for the period from inception of the development stage on June 7, 1996 to July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Rhino Ecosystems, Inc. will continue as a going concern. As discussed in note 1(b) to the financial statements, Rhino Ecosystems, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG, LLP
Chartered Accountants

Toronto, Canada
October 20, 2000, except
as to note 15 which is as
of November 6, 2000



Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets
(Stated in United States dollars)

July 31, 2000 and 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
------------------------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
     Accounts receivable                                                    $      14,896        $           -
     Goods and services tax recoverable                                            11,600                6,298
     Investment tax credits recoverable                                            33,054               26,675
     Inventory (note 3)                                                           202,775               37,917
     Prepaid expenses and deposits                                                 14,508               11,402
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  276,833               82,292

Fixed assets (note 4)                                                             112,718              277,647
Patent                                                                             98,159               77,691

------------------------------------------------------------------------------------------------------------------------------------
                                                                            $     487,710        $     437,630
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                                      $       8,806        $      34,532
     Accounts payable and accrued liabilities                                     344,004              181,376
     Current portion of deferred revenue (note 5)                                   2,461                    -
     Due to related parties (note 6)                                              120,141              111,468
     Current portion of long-term debt (note 7)                                    21,015               20,746
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  496,427              348,122

Deferred revenue (note 5)                                                          11,486                    -
Long-term debt (note 7)                                                           108,580              127,935
Due to Rhino U.S. (note 8)                                                              -              311,946

Stockholders' deficiency:
     Share capital (note 8)                                                     1,661,704              736,387
     Deficit accumulated during development stage                              (1,787,389)          (1,081,316)
     Accumulated other comprehensive loss                                          (3,098)              (5,444)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (128,783)            (350,373)

Future operations (note 1(b)) Commitments and contingencies (note 9) Subsequent event (note 15)

------------------------------------------------------------------------------------------------------------------------------------
                                                                            $     487,710        $     437,630
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations
(Stated in United States dollars)
Years ended July 31, 2000,  1999 and 1998 and cumulative  from inception on June
7, 1996 to July 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                    total from
                                                                                                  inception on
                                                                                                  June 7, 1996
                                                 2000              1999              1998     to July 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

Sales and other income                   $    173,942     $      28,998     $           -      $       202,940

Expenses:
     Cost of goods sold (excluding
       amortization of fixed assets)           65,710            13,384                 -               79,094
     Marketing                                265,863           156,788           113,750              536,401
     Professional and consulting fees         160,237           115,454            77,530              374,721
     Amortization of fixed assets             111,614           115,253             8,616              235,483
     Office salaries, benefits and
       services                               108,322            92,502            55,374              256,198
     Rent                                      45,457            37,505            38,593              129,924
     Research and product
       development (note 10)                   37,488            45,087             2,183              105,762
     Telephone                                 17,396            10,475             5,167               36,118
     Office and general                        17,379            13,667            25,252               66,287
     Bank charges and interest                 16,970            14,104            11,428               42,577
     Interest on long-term debt                13,166            15,679             5,012               33,857
     Travel and promotion                       9,906            25,925            21,576               75,804
     Utilities                                  5,025             3,563             1,124                9,765
     Royalties                                  3,805                 -                 -                3,805
     Insurance                                  1,677             2,310               546                4,533
------------------------------------------------------------------------------------------------------------------------------------
                                              880,015           661,696           366,151            1,990,329
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Loss for the year                        $    706,073     $     632,698     $     366,151      $     1,787,389
------------------------------------------------------------------------------------------------------------------------------------

Loss per common share                    $       0.11     $        0.11     $        0.11      $          0.50
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding                6,525,539         5,608,872         3,327,005            3,558,997
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
(Stated in United States dollars)

Years ended July 31, 2000, 1999 and 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                           Deficit
------------------------------------------------------------------------------------------------------------------------------------
                             accumulated Accumulated
------------------------------------------------------------------------------------------------------------------------------------
                                  Common Shares             during           other
                          -------------------------
                           Number of         Stated    development   comprehensive                     Comprehensive
                              Shares          value          stage   income (loss)        Total        income (loss)
------------------------------------------------------------------------------------------------------------------------------------

Shares issued on
   incorporation                 100    $        73   $          -     $         -   $       73

Loss for the year                  -              -        (82,467)              -      (82,467)       $    (82,467)

Foreign currency
  translation adjustment           -              -              -             682          682                 682
-----------------------------------------------------------------------------------------------        ------------
                                                                                                      $    (81,785)
Balance, July 31, 1997           100             73        (82,467)            682      (81,712)

Shares issued for:
     Cash                  4,746,729        609,117              -               -      609,117
     Services                 20,000         14,015              -               -       14,015
     Cash and conversion
     of loans (note 11)      758,710        157,871              -               -      157,871
     ------------------------------------------------------------------------------------------
                           5,525,439        781,003              -               -      781,003
     Less share issue costs        -        (44,689)             -               -      (44,689)
     -------------------------------------------------------------------------------------------
                           5,525,439        736,314              -               -      736,314
-----------------------------------------------------------------------------------------------

Loss for the year                  -              -       (366,151)              -     (366,151)      $   (366,151)

Foreign currency
  translation adjustment           -              -              -         (14,072)     (14,072)           (14,072)
------------------------------------------------------------------------------------------------      -------------
                                                                                                      $   (380,223)
Balance, July 31, 1998     5,525,539        736,387       (448,618)        (13,390)     274,379

Loss for the year                  -              -       (632,698)              -     (632,698)      $   (632,698)

Foreign currency
  translation adjustment           -              -              -           7,946        7,946              7,946
-----------------------------------------------------------------------------------------------        ------------
                                                                                                      $   (624,752)
Balance, July 31, 1999             -        736,387     (1,081,316)         (5,444)    (350,373)

Loss for the year                  -              -       (706,073)              -     (706,073)      $   (706,073)

Recapitalization (note 1(a))1,000,000       925,317              -               -      925,317

Foreign currency
   translation adjustment          -              -              -           2,346        2,346              2,346
                                                                                                       ------------
                                                                                                      $   (703,727)

------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000     6,525,539    $ 1,661,704   $ (1,787,389)    $    (3,098)  $ (128,783)
------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows
(Stated in United States dollars)

Years ended July 31, 2000, 1999 and 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    total from
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  inception on
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 7, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                 2000              1999              1998     to July 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss for the year                   $   (706,073)    $    (632,698)    $    (366,151)     $    (1,787,389)
     Adjustments to reconcile loss for the year to net cash:
         Amortization of fixed assets         111,614           115,253             8,616              235,483
         Accounts receivable                  (14,896)                -                 -              (14,896)
         Goods and services tax
           recoverable                         (5,302)           38,837           (39,704)             (11,600)
         Inventory                           (164,858)          (17,434)          (20,483)            (202,775)
         Prepaid expenses and deposits         (3,106)           23,941           (35,343)             (14,508)
         Due from related parties                   -            38,233           (14,966)                   -
         Accounts payable and accrued
           liabilities                        162,628            59,231            65,864              344,004
         Deferred revenue                      13,947                 -                 -               13,947
         Due to related parties                 8,673           109,445           (29,510)             120,141
------------------------------------------------------------------------------------------------------------------------------------
                                             (597,373)         (265,192)         (431,677)          (1,317,593)

Financing:
     Bank indebtedness                        (25,726)           34,532                 -                8,806
     Proceeds from long-term debt                   -                 -           165,355              165,355
     Principal payments on long-term debt     (19,086)          (16,674)                -              (35,760)
     Advances from Rhino U.S. (note 8)        613,371           311,946                 -              925,317
     Issuance of share capital                      -                 -           710,921              710,994
     Share issue costs                              -                 -           (44,689)             (44,689)
     Loans payable (note 11)                        -                 -            (2,471)              70,082
------------------------------------------------------------------------------------------------------------------------------------
                                              568,559           329,804           829,116            1,800,105

Investments:
     Expenditures on fixed assets             (46,319)          (50,296)         (351,220)            (447,835)
     Expenditures on patent                   (20,468)          (48,386)           (6,592)             (98,159)
     Investment tax credits                    93,255               (99)              495               66,580
     Due from Le Group De Recuperation
        O'Energie P.H. Inc. (note 12)               -            99,213           (99,213)                   -
     Accounts payable for fixed assets              -           (97,817)           97,817                    -
------------------------------------------------------------------------------------------------------------------------------------
                                               26,468           (97,385)         (358,713)            (479,414)

Other:
     Foreign currency translation
        adjustment                              2,346             7,946           (14,072)              (3,098)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                         -           (24,827)           24,654                    -

Cash, beginning of year                             -            24,827               173                    -

------------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                        $          -      $          -     $      24,827      $             -
------------------------------------------------------------------------------------------------------------------------------------

                       Supplemental information (note 16)

          See accompanying notes to consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------



Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
(Stated in United States dollars)

Years ended July 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


Rhino Ecosystems, Inc. ("Rhino U.S." or "the Company") is incorporated under the laws of the State of Florida. Rhino U.S. is considered to be a development stage company, as from inception, Rhino U.S. and its wholly owned subsidiary have been primarily engaged in developing the manufacturing process for a wet waste interceptor and has had no significant revenue derived from operations.


1.     Basis of presentation:

       (a)  Recapitalization:

            In the fiscal year ended July 31, 1999, Rhino U.S. filed a Rule 504, Regulation D Offering under the United States Securities Act of 1933 (the "504 Offering"). Pursuant to the 504 Offering, one million common shares of Rhino U.S. were offered at the price of (USD) $1.00 each. In fiscal 1999 and 2000, the one million shares were fully subscribed.

            The funds received for the share subscriptions were transferred to Rhino Ecosystems Inc. ("Rhino Canada") a company incorporated under the laws of the Province of Ontario, Canada on June 7, 1996.

            On November 3, 1999, the stockholders of Rhino Canada approved a share exchange whereby, the stockholders of Rhino Canada, exchanged all 5,525,539 of the issued and outstanding common shares of Rhino Canada for 5,525,539 common shares of Rhino U.S. Upon completion of this transaction, Rhino U.S. had issued and outstanding 6,525,539 common shares of which the former stockholders of Rhino Canada held approximately 85% of the common shares of Rhino U.S.

            As former stockholders of Rhino Canada hold approximately 85% of the outstanding common shares of Rhino U.S. immediately subsequent to these transactions, the combination of the two companies has been accounted for as a recapitalization, effectively as if Rhino Canada had issued 5,525,539 common shares for consideration equal to the net monetary assets of Rhino U.S.

            Application of recapitalization accounting results in the following:
(i)
                    The consolidated financial statements of the combined entity are issued under the name of the legal parent ("Rhino U.S.") but are considered a continuation of the financial statements of the legal subsidiary, Rhino Canada.
(ii)
                    Rhino Canada's assets and liabilities are included in the consolidated financial statements at their historical carrying values.

(iii)
                    The consolidated statements of stockholders' equity (deficiency) presents the equity transactions of Rhino Canada on a historical basis with the recapitalization presented with effect from November 3, 1999.

            For purposes of this transaction, the deemed consideration is considered to be equivalent to the net book value of Rhino U.S.'s net monetary assets as at November 3, 1999. The net monetary assets of Rhino U.S. as at November 3, 1999 consisted solely of a receivable from Rhino Canada in the amount of $925,317 which had arisen from the transfer of the net funds received from the 504 Offering.


--------------------------------------------------------------------------------

           Deemed consideration                                    $     925,317

           Assigned value of net monetary assets:
               Due from Rhino Canada                                $    925,317

--------------------------------------------------------------------------------


       (b)  Future operations:

            These consolidated financial statements have been prepared assuming the Company will continue as a going concern notwithstanding the Company has suffered recurring losses since inception and has negative working capital and a net capital deficiency that raise substantial doubt as to its ability to continue as a going concern. The application of the going concern concept which assumes the realization of assets and liquidation of liabilities in the normal course of business, is dependent on the Company's ability to attain profitable operations and obtain sufficient cash from external financing to meet the Company's liabilities and commitments as they become payable. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. However, no additional financing sources have been contracted to October 20, 2000 and there can be no certainty as to the availability of such financing in the future. Failure to identify additional financing in the near term may require the Company reduce its operating activities.

            A failure to continue as a going  concern  would then  require  that
            stated  amounts  of  assets  and   liabilities  be  reflected  on  a
            liquidation basis which could differ from the going concern basis.

2.     Summary of significant accounting policies and practices:

       (a)  Principles of consolidation:

            The consolidated financial statements include the accounts of Rhino U.S. and its wholly owned subsidiary, Rhino Canada. All significant intercompany balances and transactions have been eliminated on consolidation.

       (b)  Inventory:

            Inventory is valued at the lower of cost, determined on a first-in, first-out basis and market. For materials, market is defined as replacement cost; for work-in-process and finished goods, market is defined as net realizable value.

       (c)  Fixed assets:

            Fixed assets are stated at cost less related investment tax credits. Amortization is provided on a straight-line basis from the date the asset is put in use using the following annual rates:


--------------------------------------------------------------------------------
           Asset                                                     Rate
--------------------------------------------------------------------------------

           Moulds and dies                                               3 years
           Manufacturing equipment                                       3 years
           Furniture and fixtures                                        3 years
           Office equipment                                              3 years
           Computer equipment                                            3 years
           Vehicle                                                       2 years

--------------------------------------------------------------------------------


       (d)  Patent:

            Patent is stated at the cost incurred to date with respect to a Patent Cooperation Treaty International Application to apply for letters of patent. It is anticipated that amortization will be provided by the straight-line basis over seventeen years when a commercial level of production and sales is attained.

2.     Summary of significant accounting policies and practices (continued):

       (e) Impairment of long-lived assets and long-lived assets to be disposed of:

            Long-lived assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (f)  Revenue recognition:

            (i) Product sales:

                Revenue from product sales is recorded when the purchaser has paid, or is obligated to pay for the product, and the obligation is not contingent on resale of the product.

            (ii)Dealer agreements:

                Rhino Canada grants both exclusive and non-exclusive rights to distribute and sell its products. The agreements are based on the dealer purchasing a yearly minimum amount of product and/or on a payment for a dealer licence. Revenue derived from the sale of product in accordance with the product supply agreements is recorded when the dealer has paid, or is obligated to pay and the obligation is not contingent on the resale of the product.

                Revenue from dealer licence fees is deferred and amortized over the term of the agreement.

            (iii) Deferred revenue:

                Proceeds received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

2.     Summary of significant accounting policies and practices (continued):

            (iv)Warranty claims:

                Provision for potential warranty claims is provided for at the time revenue is recognized, based on warranty terms and claims experience.

       (g)  Stock-based compensation:

            To the date of these consolidated financial statements, arrangements have not been entered into whereby one or more employees receive shares of stock or other equity instruments of the Company or cash payments based on the future value of the Company for services performed. The Company will recognize equity grants to employees by the intrinsic value method whereby compensation expense is recorded only to the extent that the market value at the grant date exceeds the exercise or payment price for the underlying instrument.

       (h)  Comprehensive income:

            The Company applies SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net loss and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity (deficiency) and comprehensive loss. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

       (i)  Income taxes:

            Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.

2.     Summary of significant accounting policies and practices (continued):

       (j)  Investment tax credits:

            Investment tax credits relating to fixed asset purchases and research and development expenses are accounted for by the deferral method as a reduction of the cost of such assets and expenses in the period allowable.

       (k)  Research and product development:

            Research and product development costs (R&D) are expensed as incurred. Related investment tax credits reduce R&D expense in the same period in which the related expenditures are charged to operations, provided there is reasonable assurance the benefits will be realized.

       (l)  Foreign currency translation:

            The Canadian dollar is the functional currency of the Company's business. The consolidated financial statements are translated into United States dollars using the average rates for the year for items included in the consolidated statements of operations and the current rate for items included in the consolidated balance sheets. The translation gains or losses are included in the consolidated statements of stockholders' equity (deficiency) and comprehensive loss as other comprehensive income or loss.

       (m)  Use of estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.


3.     Inventory:

--------------------------------------------------------------------------------
                                                     2000                 1999
--------------------------------------------------------------------------------

       Materials                                 $ 73,788              $ 28,291
       Work-in-process and finished goods         128,987                 9,626

--------------------------------------------------------------------------------
                                                $ 202,775              $ 37,917
--------------------------------------------------------------------------------


4.     Fixed assets:

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated            Net book
       2000                                                        Cost         amortization             value
------------------------------------------------------------------------------------------------------------------------------------

       Moulds and dies                                  $       238,467      $     180,028       $      58,439
       Manufacturing equipment                                   37,062             18,036              19,026
       Furniture and fixtures                                    24,490             14,040              10,450
       Office equipment                                          26,129              7,495              18,634
       Computer equipment                                         9,608              5,006               4,602
       Vehicle                                                    4,531              2,964               1,567

------------------------------------------------------------------------------------------------------------------------------------
                                                        $       340,287      $     227,569       $     112,718
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated            Net book
       1999                                                        Cost         amortization             value
------------------------------------------------------------------------------------------------------------------------------------

       Moulds and dies                                  $       324,447      $      98,553       $     225,894
       Manufacturing equipment                                   35,273              5,609              29,664
       Furniture and fixtures                                    19,388              6,464              12,924
       Office equipment                                           6,721              2,241               4,480
       Computer equipment                                         6,140              2,078               4,062
       Vehicle                                                    1,247                624                 623

------------------------------------------------------------------------------------------------------------------------------------
                                                        $       393,216      $     115,569       $     277,647
------------------------------------------------------------------------------------------------------------------------------------



5.     Deferred revenue:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
------------------------------------------------------------------------------------------------------------------------------------

       Deferred revenue                                                     $      13,947        $           -

       Current portion of deferred revenue                                         (2,461)                   -

------------------------------------------------------------------------------------------------------------------------------------
                                                                            $      11,486        $           -
------------------------------------------------------------------------------------------------------------------------------------

       Deferred revenue represents the unearned revenue derived from a fee received for a dealer licence which is being recorded to revenue over the period of the agreement term of sixty months.

6.     Related party transactions:

       Rhino U.S. and Rhino Canada (the "Companies") purchase products, administrative, consulting and marketing services from its officers, stockholders, individuals and companies related to the stockholders ("related parties"). The cost of these products and services aggregating 2000 - $116,850; 1999 - $136,498; and 1998 - $81,694 was charged as follows:

------------------------------------------------------------------------------------------------------------------
                                                                   2000              1999                 1998
------------------------------------------------------------------------------------------------------------------

       Cost of goods sold                                 $      20,162     $      14,842        $           -
       Marketing                                                  9,744                 -                    -
       Professional and consulting fees                          39,124            51,642               44,061
       Office salaries, benefits and services                    44,016            47,008               30,521
       Travel and promotion                                           -            15,724                7,382
       Royalties                                                  3,804                 -                    -
       Expenditures on fixed assets                                   -             7,282                    -

------------------------------------------------------------------------------------------------------------------
                                                          $     116,850     $     136,498        $      81,964
------------------------------------------------------------------------------------------------------------------


       These transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

       The Companies also transfer and receive funds from the related parties. In 2000 and 1999, the Companies incurred interest of nil, 1998 - $6,847 on amounts due to related parties.

       The amount due to related parties that has arisen from these transactions is unsecured with no fixed terms of payment is as follows:


-------------------------------------------------------------------------
                                               2000                 1999
-------------------------------------------------------------------------

       Due to related parties:
           Due to stockholders            $ 120,141          $  111,468

-------------------------------------------------------------------------

7.     Long-term debt:

--------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
--------------------------------------------------------------------------------------------------------------------

       Termloan bearing  interest at the bank's prime rate plus 2.5%,  repayable in principal monthly installments of $2,604 plus
           interest, due October 2008                                       $     129,595        $     148,681

       Current portion of long-term debt                                          (21,015)             (20,746)

--------------------------------------------------------------------------------------------------------------------
                                                                            $     108,580        $     127,935
--------------------------------------------------------------------------------------------------------------------


       The term loan is secured by a security agreement on specific equipment and by a stockholder's guarantee in the amount of $41,339.

       The aggregate maturities on long-term debt for each of the five years subsequent to July 31, 2000 are as follows: 2001 - $21,015; 2002 - $21,015; 2003 - $21,015; 2004 - $21,015 and 2005 - $21,015.

8.     Share capital:

       (a)  Authorized:

            25,000,000 common shares at a par value of $0.0001 per share.

       (b) Issued and outstanding share capital of Rhino U.S. is:

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Number
--------------------------------------------------------------------------------------------------------------------

           Issued and outstanding:
                Prior to the recapitalization                                                        1,000,000
                Shares issued on recapitalization                                                    5,525,539

---------------------------------------------------------------------------------------------------------------------
                                                                                                     6,525,539
---------------------------------------------------------------------------------------------------------------------


            As a result of the  recapitalization  described in note 1(a),  total
            share   capital  on  the   consolidated   financial   statements  is
            represented by:

--------------------------------------------------------------------------------------------------------------------

           Existing share capital of Rhino Canada, prior
              to recapitalization on November 3, 1999                                            $     736,387

           Assigned value of Rhino U.S. shares exchanged
              for common shares of Rhino Canada (note 1(a))                                            925,317

---------------------------------------------------------------------------------------------------------------------
                                                                                                 $   1,661,704
---------------------------------------------------------------------------------------------------------------------

            As at July 31, 2000 and 1999, Rhino U.S. had transferred the funds received from the 504 Offering (note 1(a)) to Rhino Canada and Rhino Canada had incurred share issue costs related thereto. These transactions are summarized as follows and the net funds received from the 504 Offering was recorded in the accounts as at July 31, 2000 and 1999 of Rhino U.S. and Rhino Canada as a receivable and payable, respectively.

--------------------------------------------------------------------------------
                                                      2000                 1999
--------------------------------------------------------------------------------

           Proceeds from 504 Offering             $   977,181         $  323,517

           Shares issued for services                 188,828                  -
--------------------------------------------------------------------------------
                                                    1,166,009            323,517

           Less share issue costs                     240,692             11,571

--------------------------------------------------------------------------------
                                                  $   925,317         $  311,946
--------------------------------------------------------------------------------

9.     Commitments and contingencies:
(a)
            Lease commitments:

            Rhino Canada rents premises and equipment under operating leases with minimum aggregate payments as follows:

--------------------------------------------------

           2001                     $   18,812
           2002                          1,091
           2003                          1,000

--------------------------------------------------
                                    $   20,903
--------------------------------------------------

(b)
            Supply agreement:

            Rhino Canada has in place an exclusive supply agreement with Filterco Inc. which expires April 30, 2003. Pursuant to the agreement, Filterco Inc. is the exclusive supplier to Rhino Canada of the disposable filtration bags utilized in its wet waste interceptors.

       (c)  Royalties:

            Sales of wet waste interceptors are subject to royalties at a rate of 3% of the sales price. The royalties are payable to the inventor of the wet waste interceptor who is also a stockholder, as consideration for the inventor's assignment of all rights, title and interest in the invention.


10.    Research and product development:

-------------------------------------------------------------------------------------------------------
                                                  2000              1999                 1998
-------------------------------------------------------------------------------------------------------

       Research and product development      $     37,488     $      45,087        $       3,913
       Less investment tax credits                      -                 -                1,730

-------------------------------------------------------------------------------------------------------
                                             $     37,488     $      45,087        $       2,183
-------------------------------------------------------------------------------------------------------


11.    Loans payable:

       In the fiscal year ended July 31, 1997, Rhino Canada received interest free loans in the aggregate amount of $72,553. In the fiscal year ended July 31, 1998, the lenders acquired in aggregate 758,710 common shares of Rhino Canada for consideration consisting of cash $87,789 and conversion of the loans of $70,082 to share capital.

12.    Due from Le Group De Recuperation O'Energie P.H. Inc.:

       In March 1998, in the course of negotiations to acquire all of the outstanding and issued shares of Le Group De Recuperation O'Energie P.H. Inc., Rhino Canada advanced to Le Group De Recuperation O'Energie P.H. Inc. $99,213. The advance was non-interest bearing and was to be recovered upon either the favourable or unfavourable conclusion of the negotiations. On August 26, 1999, the negotiations were concluded with the transaction not proceeding. During the year ended July 31, 1999, Rhino Canada received cash of $99,213 in full settlement of the amount advanced.


13.    Fair value of financial assets and financial liabilities:

       Financial instruments:

       The following table presents the carrying amounts and estimated fair values of financial instruments at July 31, 2000 and 1999. The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

       Changes in assumptions could significantly affect the estimates.

------------------------------------------------------------------------------------------------------------------
                                                                   2000         2000         1999         1999
------------------------------------------------------------------------------------------------------------------
                                                               Carrying         Fair     Carrying         Fair
                                                                 amount        value       amount        value
------------------------------------------------------------------------------------------------------------------

       Financial assets:
         Accounts receivable                             $       14,896   $   14,896   $        -   $        -
         Deposits                                                14,200       14,200       11,174       11,174
       Financial liabilities:
         Bank indebtedness                                        8,806        8,806       34,532       34,532
         Accounts payable and accrued liabilities               344,004      344,004      181,376      181,376
         Long-term debt                                         129,595      129,595      148,681      148,681
         Due to Rhino U.S.                                            -            -      311,946      311,946
         Due to related parties                                 120,141      120,141      111,468      111,468
------------------------------------------------------------------------------------------------------------------

13.    Fair value of financial assets and financial liabilities (continued):

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       (i) Accounts receivable, deposits, bank indebtedness, accounts payable and accrued liabilities and due to Rhino U.S.:

            The carrying amounts approximate fair value because of the short term to maturity of these instruments.

       (ii) Long-term debt:

            The fair value is estimated by discounting the future cash flows at rates currently offered to Rhino U.S. and Rhino Canada for similar debt instruments of comparable maturity by the Company's bankers.

       (iii)      Due to related parties:

            Imputed interest computed at comparable market rates on the interest free advances from related parties is not considered to be material to the financial statements. Consequently, the financial statements do not include a charge for imputed interest on the interest free advances and the fair value is considered to be comparable to the carrying value.


14.    Income taxes:

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 2000 and 1999 are presented below:

------------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
------------------------------------------------------------------------------------------------------------------------
       Deferred tax assets:

       Net operating loss carryforwards                                     $     623,000      $       337,000
       Fixed assets, principally due to differences
         in amortization                                                           12,000               52,000
       Unamortized share issue costs                                                7,000               11,000
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
       Total gross deferred tax assets                                            642,000              400,000
       Less valuation allowance                                                  (642,000)            (400,000)

-----------------------------------------------------------------------------------------------------------------------
       Net deferred tax assets                                              $           -        $           -
-----------------------------------------------------------------------------------------------------------------------

       The valuation allowance for deferred tax assets as at July 31, 2000 and 1999 was $642,000 and $400,000, respectively. The net change in the total valuation allowance for the years ended July 31, 2000, 1999 and 1998 was an increase of $242,000, $223,000, and $143,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $1,400,000 prior to the expiration of the net operating loss carryforwards which occur between 2004 and 2007. Based upon the level of historical taxable income and that the Company is considered a development stage company, it cannot be reasonably estimated at this time if its more likely than not the Company will realize the benefits of the deferred tax assets. Consequently, the deferred tax assets have been reduced by an equivalent valuation allowance. The valuation allowance will be adjusted in the period that is determined with reasonable certainty that it is more likely than not that some portion or all of the deferred tax assets will be realized.

       At July 31, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $1,400,000 which are available to offset future taxable income, if any, through 2004 to 2007. In addition, the Company has unamortized capital cost over net book value of fixed assets and unamortized share issue costs for income tax purposes aggregating approximately $42,000 available to reduce future years' income for tax purposes.

15.    Subsequent event:

       On  August  23,  2000,  the  Company  filed  a   Registration   Statement
       ("Registration Statement") on Form S-8 with the United States Securities and Exchange Commission.

       Pursuant to the Registration Statement, an aggregate of 670,000 common shares ("shares") of the Company were registered as having been issued and sold. The shares were issuable to compensate for services received or to be received pursuant to ten separate consulting agreements and one fee agreement with legal counsel.

       20,000 of the issued shares were released as compensation to retain the services of legal counsel. The Company deferred release of the remaining 650,000 shares until such time it was satisfied it had received the services to be paid for by the release of the shares.

       As of November 6, 2000, the Company determined that the services set out in six of the ten consulting agreements ("agreements") would not be rendered. Consequently, the Company will not be releasing 390,000 of the shares that had been issued for the six agreements and it intends to cancel the 390,000 shares. It is the opinion of management that the Company will have no liability for the non-release of the shares and subsequent cancellation.

       The remaining 260,000 shares held for four agreements are to be released to the intended recipients when the Company is satisfied that services pursuant to the agreements have been satisfactorily rendered. The services to be provided and the number of shares to be released pursuant to the four agreements are as follows:

--------------------------------------------------------------------------------------------------------------
       Nature of service                                                                      Number of shares
--------------------------------------------------------------------------------------------------------------

       Developing corporate dealerships                                                                 90,000

       Mould design                                                                                     60,000

       Testing measurements required on the
         patenting and plumbing code compliance                                                         50,000

       Assistance in locating warehouses throughout
         the United States for delivery of the Company's products                                       60,000

---------------------------------------------------------------------------------------------------------------
                                                                                                       260,000
---------------------------------------------------------------------------------------------------------------

      The fair value of these shares determined by reference to the market value of the Company's common shares will be recognized during the period to performance completion.

       As of November 6, 2000, the Company has instructed its legal counsel to take the action required to inform the SEC concerning its intent to cancel 390,000 shares issued pursuant to the Registration Statement of August 23, 2000.


16.    Supplemental information to consolidated statements of cash flows:

------------------------------------------------------------------------------------------------------------------
                                                                   2000              1999                 1998
------------------------------------------------------------------------------------------------------------------

       (a) Cash paid during the year for:
              Interest                                     $     22,140     $      18,165      $        11,859
              Income taxes                                            -                 -                    -

------------------------------------------------------------------------------------------------------------------


       (b)  Non-cash financing activities:
(i)
                    In fiscal 2000, 188,828 common shares of Rhino U.S. were issued to compensate a merchant bank for the sale of shares pursuant to the 504 Offering.
(ii)
                    In fiscal 2000, 5,525,539 common shares of Rhino U.S. were issued upon the recapitalization described in note 1(a).
(iii)
                    In fiscal 1998, 20,000 common shares of Rhino Canada were issued to settle a liability in the amount of $14,015.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Rhino EcoSystems, Inc.


October 30, 2000               By:   /s/ Mark Wiertzema
                           --------------------------------
                                         Mark Wiertzema, President
                                         and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                             Rhino EcoSystems, Inc.


October 30, 2000                    By:   /s/ Mark Wiertzema
                                    -------------------------------
                                              Mark Wiertzema, Director


October 30, 2000                    By:   /s/ Gordon Novak
                                   --------------------------------
                                              Gordon Novak, Vice President


October 30, 2000                    By:   /s/ Jan Walsh
                                   -------------------------------------
                                               Jan Walsh, Secretary/Treasurer