Form 10QSB
period 2000-10-31
RHINO ECOSYSTEMS INC
filed 2000-12-15
CIK 1093586

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For  the  quarterly  period  ended:  October 31,  2000

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from: August 1, 2000 to: October 31, 2000

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

                             RHINO ECOSYSTEMS, INC.


                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1 - Interim Consolidated Financial Statements . . . . . . . . .  3

                  Interim Consolidated Balance Sheet as of October 31, 2000
                  (unaudited), . . . . . . . . . . . . . . . . . . . . . . . . 4

                  Interim Consolidated Statement of Operations for the three months ended October 31, 2000 (unaudited),. . .5

                  Interim Consolidated Statement of Shareholder`s Equity (Deficiency) Comprehensive Loss for the three months ended
                  October 31, 2000 (unaudited),  . . . . . . . . . . . . . .   6

                  Interim Consolidated Statement of Cash Flows for the three
                  months ended October 31, 2000 (unaudited),   . . . . . . . . 7

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . . . . .  9

PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  11

         Item 6 - Exhibits and Reports on Form  . . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART  I.  Financial Information

Item  1.  Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's registration statement on Form 10-SB for the year ended July 31, 2000.

The results of operations for the first quarter period (August 1, 2000 to October 31,2000) are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      Interim Consolidated Financial Statements
                      (Stated in United States dollars)


                      Rhino Ecosystems, Inc.
                      (A DEVELOPMENT STAGE COMPANY)


                      Three months ended October 31, 2000
                      (Unaudited)

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Balance Sheet
(Stated in United States dollars)

-----------------------------------------------------------------------------------------------------------------------------
                                                                              October 31,             July 31,
                                                                                     2000                 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

Assets

Current assets:
     Cash                                                                   $       2,181        $           -
     Accounts receivable                                                           21,704               14,896
     Goods and services tax recoverable                                             9,170               11,600
     Investment tax credits recoverable                                                 -               33,054
     Inventory                                                                    204,526              202,775
     Prepaid expenses and deposits                                                 13,496               14,508
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  251,077              276,833

Fixed assets                                                                       84,058              112,718
Patent                                                                             96,874               98,159

-----------------------------------------------------------------------------------------------------------------------------
                                                                            $     432,009        $     487,710
-----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                                      $           -        $       8,806
     Accounts payable and accrued liabilities                                     242,946              344,004
     Loans payable                                                                191,672                    -
     Due to related parties                                                        65,058              120,141
     Current portion of deferred revenue                                            2,404                2,461
     Current portion of long-term debt                                             20,525               21,015
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  522,605              496,427

Deferred revenue                                                                    8,213               11,486
Long-term debt                                                                    100,917              108,580

Stockholders' deficiency:
     Share capital                                                              1,661,704            1,661,704
     Deficit accumulated during development stage                              (1,865,216)          (1,787,389)
     Accumulated other comprehensive loss                                           3,786               (3,098)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 (199,726)            (128,783)

-----------------------------------------------------------------------------------------------------------------------------
                                                                            $     432,009        $     487,710
-----------------------------------------------------------------------------------------------------------------------------

      See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Statement of Operations
(Stated in United States dollars)

Three months ended October 31, 2000 and 1999 and cumulative from inception on June 7, 1996 to October 31, 2000 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                    total from
                                                                                                  inception on
                                                                                               June 7, 1996 to
                                                                   2000              1999     October 31, 2000
-----------------------------------------------------------------------------------------------------------------------------

Sales and other income                                    $      47,114     $      43,619      $       250,054

Expenses:
     Cost of goods sold (excluding
       amortization of fixed assets)                             10,622             5,922               89,716
     Marketing                                                    8,704            22,117              545,105
     Professional and consulting fees                            15,257            22,227              389,978
     Amortization of fixed assets                                27,941            22,731              263,424
     Office salaries, benefits and
       services                                                  28,507             5,143              284,705
     Rent                                                         9,134             8,593              139,058
     Research and product
       development                                                3,309               740              109,071
     Telephone                                                    2,833             4,339               38,951
     Office and general                                           4,523             6,725               70,810
     Bank charges and interest                                    5,174               601               47,751
     Interest on long-term debt                                   3,242             3,276               37,099
     Travel and promotion                                         3,474               246               79,278
     Utilities                                                      651               507               10,416
     Royalties                                                      883                 -                4,688
     Insurance                                                      687               121                5,220
-----------------------------------------------------------------------------------------------------------------------------
                                                                124,941           103,288            2,115,270

-----------------------------------------------------------------------------------------------------------------------------
Loss for the year                                         $      77,827     $      59,669      $     1,865,216
-----------------------------------------------------------------------------------------------------------------------------

Loss per common share                                     $        0.01     $        0.01      $          0.52
-----------------------------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding                                  6,525,539         6,525,539            3,621,167
-----------------------------------------------------------------------------------------------------------------------------

      See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Statement of Stockholder's Equity (Deficiency) and Comprehensive Loss
(Stated in United States dollars)

Three months ended October 31, 2000 and 1999 and cumulative from inception on June 7, 1996 to October 31, 2000 (Unaudited)

                                                           Deficit
                                                       accumulated     Accumulated
                                  Common Shares             during           other
                          -------------------------
                           Number of         Stated    development   comprehensive               Comprehensive
                              Shares          value          stage   income (loss)        Total  income (loss)
-----------------------------------------------------------------------------------------------------------------------------
Shares issued on
   incorporation                 100    $        73   $          -     $         -   $       73

Loss for the twelve months         -              -        (82,467)              -      (82,467)  $    (82,467)

Foreign currency
  translation adjustment           -              -              -             682          682            682
-----------------------------------------------------------------------------------------------   ------------
                                                                                                  $    (81,785)
Balance, July 31, 1997           100             73        (82,467)            682      (81,712)

Shares issued for:
     Cash                  4,746,729        609,117              -               -      609,117
     Services                 20,000         14,015              -               -       14,015
     Cash and conversion
     of loans                758,710        157,871              -               -      157,871
     ------------------------------------------------------------------------------------------
                           5,525,439        781,003              -               -      781,003
     Less share issue costs        -        (44,689)             -               -      (44,689)
     -------------------------------------------------------------------------------------------
                           5,525,439        736,314              -               -      736,314
-----------------------------------------------------------------------------------------------

Loss for the twelve months         -              -       (366,151)              -     (366,151)  $   (366,151)

Foreign currency
  translation adjustment           -              -              -         (14,072)     (14,072)       (14,072)
------------------------------------------------------------------------------------------------  -------------
                                                                                                  $   (380,223)
Balance, July 31, 1998     5,525,539        736,387       (448,618)        (13,390)     274,379

Loss for the twelve months                                (632,698)              -     (632,698)  $   (632,698)

Foreign currency
  translation adjustment                                                     7,946        7,946          7,946
-----------------------------------------------------------------------------------------------   ------------
                                                                                                  $   (624,752)
Balance, July 31, 1999     5,525,539        736,387     (1,081,316)         (5,444)    (350,373)

Loss for the three months                                  (59,669)                               $    (59,669)

Foreign currency
  translation adjustment                                                                    586            586
-----------------------------------------------------------------------------------------------   ------------
                                                                                                  $    (59,083)

Balance, October 31,1999   5,525,539        736,387     (1,140,985)         (4,858)     409,456

Loss for the period
  November 1, 1999 to
  July 31, 2000                    -              -       (646,404)              -     (646,404)      (646,404)

Recapitalization           1,000,000        925,317              -               -      925,317

Foreign currency
   translation adjustment          -              -              -           1,760        1,760          1,760
-----------------------------------------------------------------------------------------------   ------------
                                                                                                  $   (644,644)
Balance, July 31, 2000     6,525,539      1,661,704     (1,787,389)         (3,098)    (128,783)

Loss for the three months          -              -        (77,827)                               $    (77,827)

Foreign currency
   translation adjustment          -              -              -           6,884            -          6,884
                                                                                                  ------------
                                                                                                  $    (70,943)
--------------------------------------------------------------------------------------------------------------
Balance, October 31, 2000  6,525,539    $ 1,661,704   $ (1,865,216)    $     3,786   $ (199,726)

--------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Statement of Cash Flows
(Stated in United States dollars)

Three months ended October 31, 2000 and 1999 and cumulative from inception on June 7, 1996 to October 31, 2000 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                    total from
                                                                                                  inception on
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               June 7, 1996 to
-----------------------------------------------------------------------------------------------------------------------------
                                                                   2000              1999     October 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss for the period                                  $     (77,827)    $     (59,669)     $    (1,865,216)
     Adjustments to reconcile loss for the year to net cash:
         Amortization of fixed assets                            27,941            22,731              263,424
         Accounts receivable                                     (6,808)          (41,745)             (21,704)
         Goods and services tax recoverable                       2,430               912               (9,170)
         Inventory                                               (1,751)          (12,169)            (204,526)
         Prepaid expenses and deposits                            1,012            (1,727)             (13,496)
         Accounts payable and accrued liabilities              (101,058)         (119,094)             242,946
         Due to related parties                                 (55,083)           11,646               65,058
         Deferred revenue                                        (3,330)                -               10,617
         Other                                                    4,362                 -                4,362
-----------------------------------------------------------------------------------------------------------------------------
                                                               (210,112)         (199,115)          (1,527,705)

Financing:
     Bank indebtedness repaid                                    (8,806)          (21,931)                   -
     Proceeds from loans payable                                191,672                 -              191,672
     Proceeds from long-term debt                                     -                 -              165,355
     Principal payments on long-term debt                        (8,153)           (5,182)             (43,913)
     Advances from Rhino U.S.                                         -           613,371              925,317
     Issuance of share capital                                        -                 -              710,994
     Share issue costs                                                -                 -              (44,689)
     Loans payable                                                    -                 -               70,082
-----------------------------------------------------------------------------------------------------------------------------
                                                                174,713           586,258            1,974,818

Investments:
     Expenditures on fixed assets                                (1,405)          (21,089)            (449,240)
     Expenditures on patent                                        (953)             (281)             (99,112)
     Investment tax credits                                      33,054                 -               99,634
-----------------------------------------------------------------------------------------------------------------------------
                                                                 30,696           (21,370)            (448,718)

Other:
     Foreign currency translation adjustment                      6,884               586                3,786
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Increase in cash                                                  2,181           366,359                2,181

Cash, beginning of period                                             -                 -                    -

-----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                        $      2,181     $     366,359      $         2,181
-----------------------------------------------------------------------------------------------------------------------------

      See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Three months ended October 31, 2000
(Unaudited)


1.     Nature of business:

       Rhino Ecosystems, Inc. (the "Company") is incorporated under the laws of the State of Florida. The Company is considered to be a development stage company, as from inception, the Company and its wholly owned subsidiary have been primarily engaged in developing the manufacturing process for a wet waste interceptor and has had no significant revenue derived from operations.

2.     Basis of presentation:

       (a) The financial information presented in the interim consolidated financial statements is unaudited and was prepared in accordance with accounting principles and practices generally accepted in the United States of America consistent with those used and described in the annual financial statements for the year ended July 31, 2000. However, such financial information reflects all adjustments, consisting solely of normal recurring adjustments, necessary to a fair presentation of the period presented.

            These unaudited interim consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended July 31, 2000.

       (b)  Principles of consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions are eliminated on consolidation.

       (c)  Future operations:

            These interim consolidated financial statements have been prepared assuming the Company will continue as a going concern notwithstanding the Company has suffered recurring losses since inception and has negative working capital and a net capital deficiency that raise substantial doubt as to its ability to continue as a going concern. The application of the going concern concept which assumes the realization of assets and liquidation of liabilities in the normal course of business, is dependent on the Company's ability to attain profitable operations and obtain sufficient cash from external financing to meet the Company's liabilities and commitments as they become payable. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Consolidated Financial Statements (continued)
(Stated in United States dollars)

Three months ended October 31, 2000
(Unaudited)

2.     Basis of presentation (continued):

            However, no additional financing sources have been contracted to October 31, 2000 and there can be no certainty as to the availability of such financing in the future. Failure to identify additional financing in the near term may require the Company reduce its operating activities. A failure to continue as a going concern would then require that stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal year ended July 31, 2000, and quarter ending October 31, 2000, should be read in conjunction with the Company's consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

During fiscal 2000, the Company started aggressive sales and marketing program throughout North America. The Company has attended hospitality, restaurant and plumbing related trade shows aimed at increasing the public's awareness of the Company's patented wet waste interceptor product line and to attract new dealers/distributors for the product line.

During this time period, the Company attended trade shows in Toronto, Myrtle Beach, Nashville, Vancouver, Moncton, New York, Boston, and Chicago. The Company is concentrating on the hospitality and food service market sector as this is a market area that can realize an immediate savings from the installation of a Rhino Wet Waste Interceptor.

To aid in qualifying the show attendance at the Rhino booth at these various trade shows, a telemarketing/sales team within the Company is being used to promote its product line before and after each show. Rhino dealers/distributors have been established in the Bahamas, Hawaii, Nova Scotia, British Columbia, metro Toronto and Montreal, Quebec City, Upstate New York, New Jersey, Bermuda, Niagara Falls, Florida, Kentucky, and Winnipeg as a result of this sales and marketing campaign. Additional dealer/distributor locations are in the final stages of completion.

The Company intends to continue this sales and marketing approach to raise the general public's awareness of the Rhino wet waste interceptor product line and to obtain a distribution network of exclusive and non-exclusive dealers. The Company intends to supply quality, manufactured product line to a professionally trained and dedicated dealer network.

As of the end of fiscal 2000, the Company has had no significant revenue derived from operations. The Company's cumulative net loss to the end of the quarter ended October 31,2000 totals $1,865,216. The Company intends to enlarge the dealership base and resulting sales throughout the remainder of fiscal 2001.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K

      (a)   Exhibit  27.1  Financial  Data  Schedule

      (b) There were no reports on Form 8-K filed by the registrant for the quarter ending October 31, 2001.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                RHINO  ECOSYSTEMS,  INC.


         Dated:   November 30,  2001                By:  /s/  Mark  Wiertzema
                                                     ---------------------------
                                                     Mark  Wiertzema,  President
                                                     and Chief Financial Officer