Form 10QSB
period 2001-01-31
RHINO ECOSYSTEMS INC
filed 2001-03-14
CIK 1093586

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                For the quarterly period ended: January 31, 2001

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

      For the transition period from: November 1, 2000 to: January 31, 2001

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

At January 31, 2001 there were 6,545,539 shares of common stock, $.0001 par value, outstanding of a total authorized 25,000,000 shares.

                             RHINO ECOSYSTEMS, INC.

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1 - Interim Consolidated Financial Statements . . . . . . . . .  3

                  Interim Consolidated Balance Sheet as of January 31, 2001
                  (unaudited), . . . . . . . . . . . . . . . . . . . . . . . . 4

                  Interim Consolidated Statement of Operations
                  for the three and six months ended January 31, 2001 and 2000 respectively (unaudited),. . . . . . . . . . . . . . . . . . 5

                  Interim Consolidated Statement of Shareholder`s Equity
                  (Deficiency) Comprehensive Loss for the six months ended
                  January 31, 2001 (unaudited),  . . . . . . . . . . . . . .   6

                  Three and Six months ended January 31, 2001 and 2000
                  respectively, six months ended January 31, 2001  and 2000 and cumulative from inception on June 7, 1996 to January 31, 2001
                  (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .7

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

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities
Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's registration statement on Form 10-KSB for the year ended July 31, 2000.

The results of operations for the second quarter period (November 1, 2000 to January 31,2001) are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                    Interim Consolidated Financial Statements
                        (Stated in United States dollars)

                             Rhino Ecosystems, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                        Six months ended January 31, 2001
                                   (Unaudited)

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Balance Sheet
(Stated in United States dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                              January 31,             July 31,
                                                                                     2001                 2000
-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)

Assets

Current assets:
     Cash                                                                   $       5,653        $           -
     Accounts receivable                                                           31,290               14,896
     Goods and services tax recoverable                                            17,013               11,600
     Investment tax credits recoverable                                                 -               33,054
     Inventory                                                                    193,844              202,775
     Prepaid expenses and deposits                                                 12,988               14,508
-------------------------------------------------------------------------------------------------------------------
                                                                                  260,788              276,833

Fixed assets                                                                       57,376              112,718
Patent                                                                             99,934               98,159

-------------------------------------------------------------------------------------------------------------------
                                                                            $     418,098        $     487,710
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                                      $           -        $       8,806
     Accounts payable and accrued liabilities                                     390,616              344,004
     Loans payable                                                                194,132                    -
     Due to related parties                                                        92,587              120,141
     Current portion of deferred revenue                                            2,434                2,461
     Current portion of long-term debt                                             20,789               21,015
-------------------------------------------------------------------------------------------------------------------
                                                                                  700,558              496,427

Deferred revenue                                                                    7,711               11,486
Long-term debt                                                                     97,015              108,580

Stockholders' deficiency:
     Share capital                                                              1,669,184            1,661,704
     Deficit accumulated during development stage                              (2,057,238)          (1,787,389)
     Accumulated other comprehensive income (loss)                                    868               (3,098)
-------------------------------------------------------------------------------------------------------------------
                                                                                 (387,186)            (128,783)

-------------------------------------------------------------------------------------------------------------------
                                                                            $     418,098        $     487,710
-------------------------------------------------------------------------------------------------------------------

      See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Statement of Operations
(Stated in United States dollars)

Three and Six months ended January 31, 2001, and 2000 respectively, six months ended January 31, 2001 and 2000 and cumulative from inception on June 7, 1996 to
January 31, 2001 (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                    total from
                                             Three months ended          Six months ended         inception on
                                                January 31,                 January 31,        June 7, 1996 to
                                            2001        2000           2001           2000    January 31, 2001
------------------------------------------------------------------------------------------------------------------

Sales and other income                $  37,345    $  40,192    $    84,460     $   83,811       $     287,399

Expenses:
     Cost of goods sold (excluding
       amortization of fixed assets)     15,764       16,740         26,386         22,662             105,480
     Marketing                           17,803       47,268         26,507         69,385             562,908
     Professional and consulting fees    92,640       43,316        107,896         65,543             482,618
     Amortization of fixed assets        27,941       24,534         55,882         47,265             291,365
     Office salaries, benefits and
       services                          41,847       19,801         70,354         24,944             326,552
     Rent                                10,603       10,692         19,737         19,285             149,661
     Research and product
       development                          844       16,652          4,153         17,392             109,915
     Telephone                            4,030        4,767          6,864          9,106              42,981
     Office and general                   2,960       12,130          7,483         18,855              73,770
     Bank charges and interest            6,355        1,275         11,529          1,876              54,106
     Interest on long-term debt           2,945       14,529          6,187         17,805              40,044
     Travel and promotion                 2,400        1,950          5,874          2,196              81,678
     Utilities                            1,211        1,156          1,863          1,663              11,627
     Royalties                            1,345            -          2,228              -               6,033
     Insurance                              679          351          1,366            472               5,899
------------------------------------------------------------------------------------------------------------------
                                        229,367      215,161        354,309        318,449           2,344,637
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Loss for the period                   $ 192,022    $ 174,969    $   269,849     $  234,638     $     2,057,238
------------------------------------------------------------------------------------------------------------------

Loss per common share                 $     .03    $      .03   $       .04     $      .04     $           .56
------------------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding           6,538,872    6,525,539     6,535,539      6,525,539           3,672,489
------------------------------------------------------------------------------------------------------------------

      See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Statement of Stockholder's Equity (Deficiency) and
Comprehensive Loss (Stated in United States dollars)

Six months ended January 31, 2001 and cumulative
from inception on June 7, 1996 to January 31, 2001
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                           Deficit
                                                       accumulated     Accumulated
                                  Common Shares             during           other
                            -----------------------
                           Number of         Stated    development   comprehensive               Comprehensive
                              Shares          value          stage   income (loss)        Total  income (loss)
-------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2000     6,525,539    $ 1,661,704   $ (1,787,389)        $(3,098)   $(128,783)

Shares issued for services
    (note 3)                  20,000          7,480

Loss for the six months            -              -       (269,849)                               $   (269,849)

Foreign currency
   translation adjustment          -              -              -           3,966            -          3,966
                                                                                                  -----------------
                                                                                                  $   (265,883)
------------------------------------------------------------------------------------------------  -----------------
                                                                                                  -----------------
Balance, January 31, 2001  6,545,539    $ 1,669,184   $ (2,057,238)    $       868   $ (387,186)
------------------------------------------------------------------------------------------------

      See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Statement of Cash Flows
(Stated in United States dollars)

Three and Six months ended January 31, 2001 and 2000 respectively, six months ended
January 31, 2001  and 2000 and cumulative from inception on June 7, 1996 to
January 31, 2001 (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                    total from
                                             Three months ended          Six months ended         inception on
                                                January 31,                 January 31,        June 7, 1996 to
                                            2001        2000           2001           2000    January 31, 2001
-------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Loss for the period             $ (192,022)  $ (174,969)   $  (269,849)  $   (234,638)      $  (2,057,238)
     Adjustments to reconcile
       loss for the period to net cash
       provided by (used in) operations:
         Amortization of fixed assets    27,941       24,534         55,882         47,265             291,365
         Accounts receivable             (9,586)      23,568        (16,394)       (18,177)            (31,290)
         Goods and services tax
            recoverable                  (7,843)      (5,727)        (5,413)        (4,815)            (17,013)
         Inventory                       10,682      (53,550)         8,931        (65,719)           (193,844)
         Prepaid expenses and deposits      508         (104)         1,520         (1,831)            (12,988)
         Accounts payable and
           accrued liabilities          147,670       65,891         46,612        (53,203)            390,616
         Due to related parties          27,529      (39,616)       (27,554)       (27,970)             92,587
         Deferred revenue                  (472)           -         (3,802)             -              10,145
         Other                                -            -          4,362              -               4,362
-------------------------------------------------------------------------------------------------------------------
                                          4,407     (159,973)      (205,705)      (359,088)         (1,523,298)

Financing:
     Bank indebtedness repaid                 -       (3,296)        (8,806)       (25,227)                  -
     Proceeds from loans payable              -            -        191,672              -             191,672
     Proceeds from long-term debt             -            -              -              -             165,355
     Principal payments on
        long-term debt                   (3,638)      (5,390)       (11,791)       (10,572)            (47,551)
     Advances from Rhino U.S.                 -            -              -        613,371             925,317
     Issuance of share capital            7,480            -          7,480              -             718,474
     Share issue costs                        -            -              -              -             (44,689)
     Loans payable                            -            -              -              -              70,082
-------------------------------------------------------------------------------------------------------------------
                                          3,842       (8,686)       178,555        577,572           1,978,660

Investments:
     Expenditures on fixed assets             -      (17,122)        (1,405)       (37,039)           (449,240)
     Expenditures on patent              (1,859)     (12,067)        (2,812)       (12,348)           (100,971)
     Investment tax credits                   -            -         33,054              -              99,634
-------------------------------------------------------------------------------------------------------------------
                                         (1,859)     (29,189)        28,837        (49,387)           (450,577)

Other:
     Effect of exchange rate changes
       on cash balances                  (2,918)       1,048          3,966            462                 868
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash               3,472     (196,800)         5,653        169,559               5,653

Cash, beginning of period                 2,181      366,359              -              -                   -

-------------------------------------------------------------------------------------------------------------------
Cash, end of period                   $   5,653     $169,559    $     5,653   $    169,559       $       5,653
-------------------------------------------------------------------------------------------------------------------

      See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Six months ended January 31, 2001
(Unaudited)

--------------------------------------------------------------------------------

1.     Nature of business:

          Rhino Ecosystems, Inc. (the "Company") is incorporated under the laws of the State of Florida. The Company is considered to be a development stage company, as from inception, the Company and its wholly owned subsidiary have been primarily engaged in developing the manufacturing process for a wet waste interceptor and has had no significant revenue derived from these operations.

2.     Basis of presentation:

          (a) The financial information presented in the interim consolidated financial statements is unaudited and was prepared in accordance with accounting principles and practices generally accepted in the
              United States of America consistent with those used and described in the annual financial statements for the year ended July 31,
              2000. Such financial information reflects all adjustments, consisting solely of normal recurring adjustments, necessary to a fair presentation of the financial position and results of operations for the periods presented.

              These unaudited interim consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended July 31,
              2000 which were filed with the Company's Annual Report on Form
              10-KSB.

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

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Six months ended January 31, 2001
(Unaudited)

2.     Basis of presentation (continued):

              However, no additional financing sources have been contracted subsequent to January 31, 2001 to the date these financail statements are lissued and there can be no certainty as to the availability of such financing in the future. Failure to identify additional financing in the near term may require the Company reduce its operating activities. A failure to continue as a going concern would then require that stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

3.     Share capital:

              In November 2000, the Company issued 20,000 common shares as consideration for services provided by legal counsel. A value of
              $7,480 was assigned based on the market price of the shares at the date of issuance.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
        Of Operations

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal year ended July 31,
2000, and quarter ending January 31, 2001, should be read in conjunction with the Company's consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates,"
"intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

General Discussion of the Company

The Company is primarily engaged in the design, development, and assembly, marketing and sale of a unique patented wet waste interceptor plumbing product called the RINO(TM) System. During the fiscal years ending July 31, 2000
("fiscal 2000"), as well the first two quarters of fiscal 2001 and prior years, the Company's management has concentrated its time and efforts on ensuring that the Rhino wet waste interceptor product line be designed and developed into a product line that can be manufactured efficiently and consistently to meet a wide variety of end users needs.

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

To aid in qualifying the show attendance at the Rhino booth at these various trade shows, a telemarketing/sales team within the Company is being used to promote its product line before and after each show. Rhino dealers/distributors have been established in the Bahamas, Hawaii, Nova Scotia,
British Columbia, metro Toronto and Montreal, Quebec City, Upstate New York, New
Jersey, Bermuda, Niagara Falls, Florida, Kentucky, and Winnipeg as a result of this sales and Marketing campaign. During the second quarter of fiscal 2001,
Rhino added dealerships in the Orlando, Florida area, the Yukon Territories and the Republic of South Korea. The dealerships have an annual sales commitment of over $ 1 million. Additional dealer/distributor locations are in the final stages of completion.

The Company intends to continue this sales and marketing approach to raise the general public's awareness of the Rhino wet waste interceptor product line and to obtain a distribution network of exclusive and non-exclusive dealers. The
Company intends to supply quality, manufactured product line to a professionally trained and dedicated dealer network.

As of the end of fiscal 2000 and through the first two quarters of fiscal
2001, the Company has had no significant revenue derived from operations. The
Company's cumulative net loss to the end of the quarter ended January 31,2001 totals $2,057,238. The Company intends to enlarge the dealership base and resulting sales throughout the remainder of fiscal 2001.

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

In addition, management of the Company believes the needs for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products, services and new dealerships.
If the Company is unable to begin to generate revenues from its anticipated products, management believes the Company will need to raise additional funds to meet its cash requirements.

This document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contains certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The
Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

PART  II.  OTHER INFORMATION

Item  1.  Legal Proceedings

There are no pending or threatened legal proceedings against the Company.

Item 2.     Subsequent events

The Company has received a letter of intent from a major plumbing wholesale and distribution concern to become the master distribution and sales organization for the Canadian marketplace. The Company is reviewing and negotiating with this concern to obtain the best optimal distribution and sales agreement for the Company and its current Dealers and customers in Canada.

Item  6.  Exhibits and Reports on Form 8-K

      (a)   Exhibit  27.1  Financial  Data  Schedule

      (b)   There were no reports on Form 8-K filed by the registrant for the quarter ending January 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned,  hereunto duly authorized.

                                                RHINO ECOSYSTEMS, INC.

Dated:   March 8, 2001                        By:/s/ Mark Wiertzema
                                                     ---------------------------
                                                     Mark Wiertzema, President
                                                     and Chief Financial Officer