Form 10QSB
period 2001-04-30
RHINO ECOSYSTEMS INC
filed 2001-06-15
CIK 1093586

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      |X|   Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
            Exchange  Act  of  1934.

            For  the  quarterly  period  ended:  April 30, 2001

      |_|   Transition  Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange  Act  of  1934.

            For the transition period from: -------------------------

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

At April 30, 2001 there were 6,525,539 shares of common stock, $.0001 par value, outstanding of a total authorized 25,000,000 shares.

                                        1

                             RHINO ECOSYSTEMS, INC.
                               Table of Contents

                                                                            Page
PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements . . . . . .  . . . . . . . . . . . . .  3

                  Balance Sheet as of April 30, 2001 (unaudited), . . . . . .  4

                  Income Statement for Period February 1, 2001
                  to April 30, 2001  . . . . . . .  . . . . . . . . . . . . .  5

                  Statement of Shareholder`s Equity (Deficiency)  . . . . . .  6

                  Statement of Cash Flows for period February 1, 2001
                  to April 30, 2001   . . . . . . . . . . . . . . . . . . . .  7

                 Notes to Financial Statements . . . . . . . . . . . . .  8 - 10

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . .  11 - 12

PART II  OTHER INFORMATION

PART I   FINANCIAL INFORMATION
Item 1 - Financial Statements

                      Interim Consolidated Financial Statements
                      (Stated in United States dollars)

                      RHINO ECOSYSTEMS, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      Nine months ended April 30, 2001
                      (Unaudited)

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Balance Sheet
(Stated in United States dollars)

                                                 April 30,             July 31,
                                                     2001                 2000
                                               (Unaudited)

Assets

Current assets:
     Accounts receivable                    $      27,076        $      14,896
     Goods and services tax recoverable                 -               11,600
     Investment tax credits recoverable                 -               33,054
     Inventory                                    149,081              202,775
     Prepaid expenses and deposits                 15,160               14,508

                                                  191,317              276,833

Fixed assets                                       28,970              112,718
Patent                                            101,140               98,159

                                            $     321,427        $     487,710

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                      $       8,307        $       8,806
     Accounts payable and
        accrued liabilities                       272,008              344,004
     Loans payable                                215,945                    -
     Due to related parties                        53,672              120,141
     Current portion of deferred revenue                -                2,461
     Current portion of long-term debt             20,337               21,015

                                                  570,269              496,427

Deferred revenue                                        -               11,486
Long-term debt                                     89,822              108,580

Stockholders' deficiency:
     Share capital                              1,919,184            1,661,704
     Deficit accumulated
        during development stage               (2,268,349)          (1,787,389)
     Accumulated other
        comprehensive income (loss)                10,501               (3,098)

                                                 (338,664)            (128,783)

                                            $     321,427        $     487,710

See accompanying notes to interim consolidated financial statements.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Statement of Operations
(Stated in United States dollars)

Three months ended April 30, 2001, and 2000, nine months ended April 30, 2001 and 2000 and cumulative from inception on June 7, 1996 to April 30, 2001
(Unaudited)

                                                                                                    Cumulative
                                                                                                    total from
                                             Three months ended          Nine months ended        inception on
                                                  April 30,                  April 30,         June 7, 1996 to
                                            2001        2000           2001           2000      April 30, 2001

Sales and other income              $   146,772  $    52,272   $    231,232   $    136,083       $     434,171

Expenses:
     Cost of goods sold (excluding
       amortization of fixed assets)     53,319       25,733         79,705         48,395             158,799
     Marketing                           34,919      114,878         61,426        184,263             597,827
     Professional and consulting fees    55,939      120,845        163,835        186,388             538,557
     Amortization of fixed assets        26,995       37,293         82,877         84,558             318,360
     Office salaries, benefits and
       services                          28,860        9,304         99,214         34,248             355,412
     Rent                                 9,624       13,050         29,361         32,335             159,285
     Research and product
       development                            -        9,334          4,153         26,726             109,915
     Telephone                            2,912        3,122          9,776         12,228              45,893
     Office and general                   1,253       10,072          8,736         28,927              75,023
     Bank charges and interest           10,499          477         22,028         10,581              64,605
     Interest on long-term debt           2,691        3,039          8,878         12,616              42,735
     Travel and promotion                 1,676        3,938          7,550          6,134              83,354
     Utilities                            1,392        2,134          3,255          3,797              13,019
     Royalties                            5,540            -          7,768              -              11,573
     Insurance                              664          385          2,030            857               6,563

                                        236,283      353,604        590,592        672,053           2,580,920

Loss before extraordinary item      $   (89,511) $  (301,332)  $   (359,360)  $   (535,970)    $    (2,146,749)

Extraordinary item:
     Loss on extinguishment
       of debt                         (121,600)           -       (121,600)            -             (121,600)

Loss for the period                 $  (211,111) $  (301,332)  $   (480,960)  $   (535,970)    $    (2,268,349)

Loss per common share:

Loss per common share before
   extraordinary item               $    (0.01)  $    (0.03)   $      (0.06)  $      (0.08)    $        (0.56)

Loss per common share
   after extraordinary item         $    (0.03)  $    (0.05)   $      (0.07)  $      (0.08)    $        (0.60)

Weighted average number of
   common shares outstanding         6,695,539    6,525,539       6,582,206      6,525,539          3,785,399

See accompanying notes to interim consolidated financial statements.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Statement of Stockholder's Equity (Deficiency) and
Comprehensive Loss (Stated in United States dollars)

Nine months ended April 30, 2001
(Unaudited)

                                                           Deficit
                                                       accumulated     Accumulated
                                 Common Shares              during           other
                           Number of         Stated    development   comprehensive               Comprehensive
                              Shares          value          stage   income (loss)        Total         (loss)

Balance, July 31, 2000     6,525,539    $ 1,661,704   $ (1,787,389)    $` (3,098)    $ (128,783)

Shares issued for:
    Services (note 4(a))      20,000          7,480              -             -          7,480
    Conversion of loans
    (note 4(b))            1,000,000        250,000              -             -        250,000

                           1,020,000        257,480              -             -        257,480

Loss for the nine months           -              -       (480,960)            -       (480,960)  $   (480,960)

Foreign currency
   translation adjustment          -              -              -        13,599         13,599         13,599

                                                                                                  $   (467,361)
                                                                                                  =============

Balance, April 30, 2001    7,545,539    $ 1,919,184   $ (2,268,349)    $  10,501     $ (338,664)

See accompanying notes to interim consolidated financial statements.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

Interim Consolidated Statement of Cash Flows
(Stated in United States dollars)

Three months ended April 30, 2001 and 2000, nine months ended April 30, 2001 and
2000 and cumulative from inception on June 7, 1996 to April 30, 2001
(Unaudited)

                                                                                                    Cumulative
                                                                                                    total from
                                             Three months ended          Nine months ended        inception on
                                                  April 30,                  April 30,         June 7, 1996 to
                                            2001        2000           2001           2000      April 30, 2001

Cash provided by (used in):

Operations:
     Loss before extraordinary item  $  (89,511)  $ (301,332)   $  (359,360)  $   (535,970)      $  (2,146,749)
     Adjustments to reconcile
       loss for the period to net cash
       provided by (used in) operations:
         Amortization of fixed assets    26,995       37,293         82,877         84,558             318,360
         Accounts receivable              4,214       (1,410)       (12,180)       (19,587)            (27,076)
         Goods and services tax
            recoverable                  17,013      (10,319)        11,600        (15,134)                  -
         Inventory                       44,763      (85,098)        53,694       (150,817)           (149,081)
         Prepaid expenses and deposits   (2,172)      (2,148)          (652)        (3,979)            (15,160)
         Accounts payable and
           accrued liabilities         (118,608)      44,855        (71,996)        (8,348)            272,008
         Due to related parties         (38,915)      22,508         61,931         (5,462)             53,672
         Deferred revenue               (10,145)           -        (13,947)             -                   -
         Other                                -            -          4,362              -               4,362
                                       (166,366)    (295,651)      (243,671)      (654,739)         (1,689,664)

Financing:
     Bank indebtedness (repaid)           8,307       69,322           (499)        44,095               8,307
     Proceeds from loans payable         23,224            -        214,896              -             214,896
     Proceeds from long-term debt             -            -              -              -             165,355
     Principal payments on
        long-term debt                   (7,645)      (5,276)       (19,436)       (15,848)            (55,196)
     Advances from Rhino U.S.                 -            -              -        613,371             925,317
     Issuance of share capital                -            -          7,480              -             718,474
     Share issue costs                        -            -              -              -             (44,689)
     Loans payable (note 4(b))          128,400            -              -              -             198,482
                                        152,286       64,046        202,441        641,618           2,130,946

Investments:
     Expenditures on fixed assets             -      (27,721)        (1,405)       (38,085)           (449,240)
     Expenditures on patent              (1,206)      (4,075)        (4,018)       (16,423)           (102,177)
     Investment tax credits                   -       93,255         33,054         66,580              99,634
                                         (1,206)      61,459         27,631         12,072            (451,783)

Other:
     Effect of exchange rate changes
        on cash balances                  9,633          587         13,599          1,049              10,501

Decrease in cash                         (5,653)    (169,559)             -              -                   -

Cash, beginning of period                 5,653      169,559              -              -                   -

Cash, end of period                   $       -     $      -    $         -   $          -       $           -

See accompanying notes to interim consolidated financial statements.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Nine months ended April 30, 2001
(Unaudited)

1.     Nature of business:

       Rhino Ecosystems, Inc. (the "Company") is incorporated under the laws of the State of Florida.  The Company is considered to be a development stage company, as from inception, the Company and its wholly owned subsidiary have been primarily engaged in developing the manufacturing process for a wet waste interceptor and have had no significant revenue derived from these operations.

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

            These unaudited interim consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended July 31, 2000 which were filed with the Company's Annual Report on Form 10 - KSB.

       (b)  Principles of consolidation:

            The consolidated financial statements include the accounts of the
            Company and its wholly owned subsidiary.  Intercompany balances and transactions are eliminated on consolidation.

       (c)  Future operations:

            These interim consolidated financial statements have been prepared assuming the Company will continue as a going concern
            notwithstanding the Company has suffered recurring losses since inception and has a negative working capital and net capital deficiency that raise substantial doubt as to its ability to continue as a going concern.  The application of the going concern concept which assumes the realization of assets and liquidation of liabilities in the normal course of business, is dependent on the
            Company's ability to attain profitable operations and obtain sufficient cash from external financing to meet the Company's liabilities and commitments as they become payable.  Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Nine months ended April 30, 2001
(Unaudited)

2.     Basis of presentation (continued):

       However, no additional financing sources have been contracted subsequent to April 30, 2001 to the date these financial statements are issued and there can be no certainty as to the availability of such financing in the future.  Failure to identify additional financing in the near term may require the Company reduce its operating activities.  A failure to continue as a going concern would then require that stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

3.     Distribution and dealer agreements:

       Effective April 2, 2001, the Company entered into a Canadian Distribution
       Agreement ("Agreement") with Watts Industries (Canada) Inc. ("Watts").
       The Agreement grants Watts the exclusive rights to distribute and sell the Company's wet waste products in Canada, to either the Company's dealers or Watt's customers.  Pursuant to the agreement Watts paid the
       Company CDN $200,000 for its initial purchase of product.  To maintain
       Canadian exclusivity, Watts must purchase CDN $1.5 million in the eighteen month period ending September 2002.

       In order to effect the Agreement the Company had to negotiate the cancellation of its one dealer licence fee. The Company successfully negotiated an arrangement with the dealer to change the dealer agreement to a product supply agreement.  Consequently, the unamortized dealer licence fee in the amount of $10,145 recorded in the accounts as deferred revenue was applied to the dealer's subsequent purchases of product.

4.     Share capital:

       (a)  In November 2000, the Company issued 20,000 common shares as consideration for services provided by legal counsel.  A value of
            $7,480 was assigned based on the market price of the shares at the date of issuance.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Nine months ended April 30, 2001
(Unaudited)

4.     Share capital (continued):

       (b)  At March 15, 2001, the Company had outstanding  interest free loans in the aggregate amount of $128,400 payable to officers and shareholders ("the lenders") of the Company.  Effective March 15,
            2001 the lenders and parties related to the lenders acquired in aggregate 1,000,000 restricted common shares of the Company for conversion of the loans of $128,400 to share capital.

            The common shares issued for one year, are restricted as they were issued under Section 4(2)  Restricted Rule 144 shares of the
            Securities Act of 1933.  The fair value based on the market price of
            1,000,000 unrestricted common shares on the effective date of conversion of the loans to share capital was $250,000.  The difference of $121,600 between the fair value of 1,000,000 of unrestricted common shares of $250,000 and the $128,400 loan converted to share capital has been recorded as a loss on
            extinguishment of debt in the interim consolidated statement of operations.

                                       10

Item 2.         Management's Discussion and Analysis of Financial Conditions and
Results of Operations.

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal year ended July 31, 2000 and the quarter ending April 30, 2001, should be read in conjunction with the
Company's consolidated financial statements. When used in the following discussion, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

General Discussion of the Company
The Company is primarily engaged in the design, development, assembly, sales and marketing of a unique patented wet waste interceptor system used to filter waste water streams coming from kitchen sinks. The RINO(TM)System removes wet waste solids and up to 90% of the fats, oils and greases (FOGS) from the waste water stream coming from a commercial kitchens sinks before it reaches their grease traps and drainage systems. During the fiscal years ending July 31, 2000
("fiscal 2000"), as well as the first three quarters of fiscal 2001, the
Company's management has concentrated its time and efforts on ensuring that the
Rhino wet waste interceptor product line was designed and developed into a product line that can be manufactured efficiently and consistently to meet a wide variety of end user requirements.

Since fiscal 2000, the Company has been engaged in an aggressive campaign to raise the commercial and general publics' awareness of the patented Rhino product line of wet waste interceptors. The Company has attended various regional and national hospitality, plumbing, and restaurant trade shows throughout North America. The Company has also advertised in hospitality and plumbing trade publications. The goal of all this marketing efforts was to raise the awareness of the Rhino product line and attract new dealers/distributors for the Company's products.

The results of the past 18 months of attending trade shows in Toronto, New York
City, Boston, Nashville, Chicago, Winnipeg, Myrtle Beach, Vancouver and Moncton,
is the Company now has 33 active international dealers/agents who are promoting the Rhino product line of wet waste interceptors to end user restaurateurs and to plumbing wholesalers and design engineers and architects.

In April 2001, the Company signed a multi-year Master Dealer/Distribution
Agreement with Watts Industries (Canada) Inc. for all of Canada. Watts
Industries (Canada) Inc. will now be the master sales and distribution outlet for the Rhino product line in Canada.  Watts Industries Inc. is a major international plumbing manufacturing and distribution company.

                                       11

The Company intends to continue its' sales and marketing approach of attending strategic hospitality and plumbing trade shows to continue to raise the public's awareness of the Rhino wet waste interceptors and to attract additional dealers to sell and distribute the Company's products.

As of the end of fiscal 2000 and through the first three-quarters of fiscal
2001, the Company has insufficient revenues derived from operations to generate a positive net income. The company's cumulative net loss to the end of the quarter ended April 30, 2001 totals $ 2,146,749. The Company intends to enlarge the its' dealership base and resulting sales throughout the remainder of fiscal
2001.

Liquidity and Capital Resources
During the past tree fiscal years and the first three quarters of fiscal 2001, the Company has financed its operations primarily through cash provided through various short and long term credit facilities and through the private sale of its securities pursuant to applicable offering exemptions. The Company's management believes that sufficient funds will be raised in the future operations so as to minimize the need for future equity capitalization.

In addition, management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products, services and dealerships. If the Company is unable to begin to generate sufficient revenues from it operations, management believes the Company will be able to raise additional funds to meet cash requirements.

This document and other documents filed by the Company with the Securities and
Exchange Commission (the "SEC") contains certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company.  These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from those forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those, which are detailed from time to time in the Company's SEC filings.

Part 11.        Other Information

Item 1.  Legal Proceedings
There are no pending or threatened legal proceedings against the company.

Item 2.  Subsequent Events
The Company has passed inspection by the Canadian government for a large export order of the Rhino wet waste interceptors into the United States. This significant order is anticipated to close before the end of fiscal 2001.

                                       12

                                   SIGNATURES

In  accordance  with  the  requirements  of the Exchange Act, the registrant has caused  this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                RHINO  ECOSYSTEMS,  INC.

         Dated:   June 15,  2001                By:  /s/  Mark  Wiertzema
                                                     ---------------------------
                                                     Mark  Wiertzema,  President
                                                     and Chief Financial Officer

                                       13

This  schedule  contains  summary  financial  information  extracted  from Rhino
Ecosystems, Inc. and subsidiary financial statements at April 30, 2001 and the three  months  then  ended and is qualified in its entirety by reference to such financial  statements.