Form 10KSB
period 2001-07-31
RHINO ECOSYSTEMS INC
filed 2001-10-31
CIK 1093586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended: July 31, 2001

                         Commission File Number 0-28313

                             RHINO ECOSYSTEMS, INC.
           (Name of Small Business Issuer as specified in its charter)

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

Registrant's revenues for its most recent fiscal year were $332,046.

As of July 31, 2001, there were 7,561,251 shares of the registrant's $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format Used (Check one) Yes ___  No X

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

                                     PART II

Item 5.   Market for the Company's Common Equity And Related
          Shareholder Matters................................................12

Item 6.   Management's Discussion and Analysis of Financial Condition

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.................16

Item 10.  Executive Compensation.............................................17

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.........................................................18

Item 12.  Certain Relationships and Related Transactions.....................18

                                     PART IV

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K.............19

Signatures...................................................................22

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

                                        3

                                     PART I

ITEM 1.   BUSINESS OF THE COMPANY

General

     Rhino Ecosystems, Inc. ("Rhino" or the "Company") was organized by the filing of articles of incorporation with the Secretary of State of the State of
Florida on April 7, 1999. The articles of the Company authorized the issuance of twenty-five million (25,000,000) shares of Common Stock at a par value of
$0.0001 per share. Rhino shall also include all references to its majority owned subsidiary, Rhino Ecosystems Inc., a company subject to the provisions of the
Business Corporations Act of Ontario.

     On November 3, 1999, the stockholders of Rhino Ecosystems Inc. ("Rhino
Canada") a company incorporated under the laws of the Province of Ontario,
Canada on June 7, 1996, exchanged all of the issued and outstanding common shares of Rhino Canada for an equal number of common shares of Rhino. Upon completion of this transaction the former stockholders held approximately 85% of the common shares of Rhino U.S. and controlled Rhino U.S. At the time of the transaction, Rhino had no substantive operations.

     The combination of the two companies has been accounted for as a recapitalization which results in the consolidated financial statements of the combined entity being issued under the name of the legal parent ("Rhino") but considered a continuation of the financial statements of the legal subsidiary,
Rhino Canada.

     Rhino has invented and tested a patented technology known as the Rhino Wet
Waste Interceptor. We have applied for a trademark on the corporate logo and name and we have a Canadian patent pending, Patent # 2,178,270, as well as an international PCT application No. PCT/CA97/00377 on this innovative technology.
Patents have been issued in the United States of America (09/194910) and in
Singapore (9806089-0). Trademark registration has also been issued by the United
States (Reg. No. 2,464,786) on July 3, 2001. The Rhino System provides a simple, inexpensive solution for all restaurants and food-related industries with regards to compliance with existing and future environmental legislation. The
RINO(TM) System is designed to work in conjunction with existing grease trap filtration systems. The Rhino System will serve as a pre-grease trap filtration system which captures a large portion of greases and food solids that are typically sent down the drains of kitchen sinks, in a disposable filtration bag.
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

     The patented Rhino System is in compliance with Canadian Federal and
Provincial Regulatory requirements. In fact, current studies and literature are leaning toward mandatory implementation of pre-grease trap interceptors of grease and waste solids (i.e. Rhino System).

     American study groups such as the PDI (Plumbing and Drainage Institute) and the ASPE (American Society of Plumbing Engineers) have identified the problems with grease and waste solids entering the public sewage system.

     Test data captured from Rhino Systems installed in various locations has been recently tested and audited by independent engineering and consulting companies Fisher Associates Environmental Engineers Limited, Maxxam Analytics
Inc. and the City of Toronto-Waste & Wastewater Services. Tests performed have proven the Rhino System to be highly cost effective. Preliminary observations based on the testing have identified the following benefits:

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

Business Strategy

     Rhino from inception has been primarily engaged in developing the manufacturing process for a wet waste interceptor and has had no significant revenue derived from operations. Rhino intends to form long term working relationships with selected component suppliers of the Rhino System. These relationships will ensure quality components at a competitive price. The Sales and Marketing strategy for the Company is to establish a series of, Europe and
Australia as these markets develop for the Rhino product line of Wet Waste
Interceptors. These dealership agreements do contain inventory and sales quotas for a defined territory or region of the country.

Recent Developments

     Rhino dealerships have been established in the various regions of Canada, the United States and the Caribbean. Currently test units are being install in various locations for a major U.S. plumbing manufacturer/distributor and a large commercial kitchen equipment and chemical manufacturer. Both companies are interested in becoming major distributors of the Rhino product line of wet waste interceptors in fiscal 2002.

Products and Features

     The Rhino System is the registered trademark name for the pre-grease trap interceptor and/or the wet waste interceptor filtration system. An initial installation provides a collector body and contains one box of 30 removable filters. Refills of the removable filters are then supplied to the customer as required via the Company direct or the customers' local Rhino dealer.

     Once the Rhino unit is installed, the discharge water from the establishments' sinks will be gravity fed into the top inlet spout of the Rhino unit. The discharge water will pass through a collection bag (i.e. filter bag)
that will trap the wet waste materials while letting the water pass through the discharge hole into a waste water collection area, which will be emptied as follows:

     1.  Gravity Model - waste water will flow through the discharge outlet and re-enter the resident plumbing drainage lines prior to the resident grease trap interceptor.

     2.  Pump Models -in height restricted areas, an electrical wastewater pump is used to pump the water out of the Rhino unit prior to the resident grease trap interceptor.

     The filtration bag can be easily emptied and replaced via a front access cover on the Rhino unit by any staff member of the respective establishment.
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

     Grease and wet waste solids which are not removed in grease traps will cool down in sewers, both private and municipal, and in this way result in gradual grease buildup within the sewers, leading to flow restrictions or complete blockages. These blockages lead to bad odors scented in the respective facilities, increased number of grease trap cleanings, potential down-time (i.e.
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

     Installation of the Rhino System can be accomplished with a minimum of disruptions to existing plumbing systems. Any local plumber will be able to easily install a Rhino unit in a relatively short period of time.

Physical Requirements

     Rhino Ecosystems, Inc., has located itself in an 8,000 square foot facility nearby its major component suppliers. The location of the facility is in the central Greater Toronto Area near the 400 series highways, which can accommodate high volumes of traffic.

Staffing/Training

     Rhino has established a central core of six key team members in the
Administrative, Manufacturing, Sales and Marketing areas. As the need for additional qualified professionals arise in any area of the business, they will be attracted to Rhino as a company and will be competitively compensated.

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
     4.     Increase in overall flexibility.

     The Rhino System is a pre-grease trap wet waste interceptor filtration system. Once the Rhino System is sold and installed, Rhino filter bags will be sold to Rhino users on a continual basis.

Product Positioning and Pricing

     The use of the Rhino System reduces the amount of grease and wet waste solids that enter into the public sewage system. The significant savings can be realized reducing by a municipality and a restaurateur who have Rhino wet waste interceptors installed. Studies have proven that time interval between cleaning of existing grease traps can be significantly lengthened when a Rhino wet waste interceptor is installed.

     The saving generated equates to a payback of approximately one year for the pump unit and approximately eight months for the gravity unit based on the projected installed sale price of a Rhino System. Savings will also be in the form of reduced down time, no loss of customers due to odors and no requirement to hire a plumber to clean drains, and reduced risk of fines as a result of violations of sewer use by-laws, which could cost up to $50,000 per violation.

     The publication "Best Management Practices" from the Canadian Ministry of
Environment and Energy directed to the restaurant sector are recommending that restaurants reduce the amount of solids that are flushed down the drain. Various government regulations exist to prevent solids and grease from entering into the sewage system.

The Market and Product Distribution

     The potential markets are restaurants, and food producing and processing facilities. In North American alone there are over 6.3 million commercial establishments which need a Rhino wet waste interceptor. This does not include a residential unit, which is in the planning and development stage. Introduction is planned for fiscal 2003.

Marketing Strategy

     The Rhino Wet Waste Interceptor System will be marketed through an information campaign directed at all public health and water pollution control officials, restaurants and other food preparation or processing facilities, and to all plumbing materials distribution outlets.

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

     A professional exhibit has been designed and built for use at various conferences and trade shows. This information exhibit focuses on the mechanics of the Rhino System, the problems the system resolves, and the spin-off benefits and savings that result from the use of the system. Research papers supporting these benefits will be made available.

Sales

     Rhino expects to sell the majority of its product line of wet waste interceptors through it's ever increasing group of dealers/distributors across
North America.

Direct Sales

     The Company expects that a portion of its sales will come from direct sales to owner-managed restaurants across the United States, until complete Rhino dealership coverage is established. Commission-only sales personnel who will be affiliated with but not directly working for the Company will achieve these sales. These sales people will acquire Rhino Units through the Rhino product distribution channels at standard company wide pre-set pricing.

Restaurant Chains

     The large number of franchise restaurant chains in North America will require a combined effort from all of the Company's senior management team as well as local dealer sales agents to adequately service this potential sales market. Most of the fast food chains have central purchasing and distribution for most of their standard equipment and supply requirements. Selling to the head office, the need and benefits to the total organization will result in large quantity orders to a customer.

Competition

     As the Rhino Wet Waste Interceptor is patented in some areas of the world and is patent pending in other parts of the world, Rhino believes that the Rhino process is very difficult, if not impossible, to duplicate in the foreseeable future.

     Currently, there are no existing pre-grease trap, wet waste interceptor filtration systems comparable to the patented Rhino System in place anywhere in North America and as a result the lead time created by Rhino should protect the Company from any future external developments. Other competitors, however, could develop with greater financial and technical resources. Should such competition develop, the Company's operations could be impaired.

Competitive Advantage

     The Company's competitive advantages are numerous.  The main advantage is the technological lead the Company has taken in the study of the pre-grease trap wet waste interceptor system problem which creates the opportunity for the
Rhino system. The technology has also been granted pioneer status, meaning
"first use of scientific concept to solve a commercially valuable problem."

     The advantages of the Rhino System over existing grease traps are:

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

ITEM 2.   PROPERTIES

     We do not own any real property.

     The Company leases its principal business operations at 40 Trowers Road,
Woodbridge, Ontario, Canada L4L 7K6. The lease expires March 31, 2006. Our rent is Cdn$3953 per month. The Company's toll free telephone number is (877)746-6224 and the web site address is www.rhinoeco.com.

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

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "RHNC". The CUSIP number is 76217W108. The following is a table of the high and low bid prices of the Company's stock for each of the trading quarters of the fiscal years ended July 31, 2000 and 2001:

             Quarter Ended            High          Low
               6/14/00               $3.00         $1.50
               7/31/00               $1.18         $1.00
              10/30/00               $0.97         $0.50
               1/31/01               $0.50         $0.38
               4/30/01               $0.38         $0.25
               7/31/01               $0.25         $0.16

     These quotations reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
-----------
1. Trading on the National Daily Quotation Bureau began on June 14, 2000.

Security Holders

     As of July 31, 2001, the Company had approximately 230 shareholders of record.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

     The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal year ended July 31,
2001 and 2000, should be read in conjunction with the Company's consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Results of Operations

     The Company is primarily engaged in the design, development, assembly, marketing and sale of a unique patented wet waste interceptor, plumbing product called the Rhino System. During the fiscal years July 31, 2001 ("fiscal 2001"), as well as prior years, the Company's management has concentrated its time and efforts on ensuring that the Rhino wet waste interceptor product line be designed and developed into a product line that can be manufactured efficiently and consistently to meet a wide variety of end users needs.

     During 2001, the Company maintained its aggressive sales and marketing program throughout North America. The Company attended hospitality, restaurant and plumbing related trade shows aimed at increasing the public's awareness of the Company's patented wet waste interceptor product line and to attract new dealers/distributors for the product line.

     During this time period, the Company attended trade shows in Toronto,
Moncton, Boston, Las Vegas and Chicago. The Company is concentrating on the hospitality and food service market sector as this is a market area that can realize an immediate savings from the installation of a Rhino Wet Waste
Interceptor.

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

     As of the end of fiscal 2001, the Company has had no significant revenue derived from operations. The Company's cumulative net loss from inception on
June 7, 1996 to July 31, 2001 totals $2,354,629. Positive results are intended to be derived from future sales of the Company's products through the establishment of exclusive and non-exclusive dealerships throughout North
America and the Caribbean. The Company intends to enlarge the dealership base and resulting sales throughout the remainder of fiscal 2002.

Fiscal Year 2001 Compared to Fiscal Year 2000

     Total revenues for the fiscal year ended July 31, 2001 amounted to $332,046 which is an increase of 189% over fiscal 2000. Details of the revenues are:

                                           2001             2000
----------------------------------------------------------------
       Sales                        $   317,451     $    168,036
       Dealer licence fee                13,947              828
       Other                                648            5,078
----------------------------------------------------------------
                                    $   332,046     $    173,942
================================================================

     The cost of sales as a percentage of sales during fiscal 2001 was 33.6%, which compares to fiscal 2000 rate of 39.1%. The improvement in rate is related to product mix of sales between the two years.

     Expenses associated with the sales and marketing of the Rhino Wet Waste
Interceptors decreased between fiscal 2000 and fiscal 2001 by $169,639 to
$96,224. This reduction in expenditures was due to the company's more selective attendance of trade shows during fiscal 2001 which raised the public's awareness of the Rhino Wet Waste Interceptor product line and increased the Rhino dealers from four in fiscal 2000 to thirty two by the end of fiscal 2001.

     The benefits of attendance at trade shows continue to assist the company in increased sales throughout this first quarter of fiscal 2002 and a continual trade shows during fiscal 2002, to continue on the task of raising the publics awareness of the Rhino product line of Wet Waste Interceptors.

     The increase in professional and consulting fees and wages by $92,306 to
$306,865 is a direct result of the increase in the number of employees and/or contract professions used during the year to attend trade shows, tele-market the company's products, assemble the Rhino product line, and test and certify the
Rhino product line to industry standards. (CSA B 125.0-98 Plumbing Fixtures and
ASME A112.18.1M-1996 Plumbing Fixture Fittings).

     The loss for the year ended July 31, 2001 at $574,647 includes a loss in the amount of $121,600 on the extinguishment of debt recognized on the issue of
1,000,000 restricted common shares to extinguish debt payable to officers and stockholders in the amount of $128,400.

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

     In addition, management of the Company believes the needs for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to begin to generate revenues from its anticipated products or generate sufficient cash resources from revenues from its existing products to sustain operations over the next twelve months, management believes the Company will need to raise additional funds to meet its cash requirements. Failure to identify additional financing in the near term may require the Company to reduce its operating activities.

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

ITEM 7.   FINANCIAL STATEMENTS

     The audited consolidated balance sheets of the Company for its years ended
July 31, 2001 and 2000 and related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2001 and cumulative from inception on June 7, 1996 to July
31, 2001 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-24. The page numbers for the financial statement categories are as follows:

                         Index                                             Page

     Report of Independent Auditors                                        F-1

     Consolidated Balance Sheets as of July 31, 2001 and 2000              F-2

     Consolidated Statements of Operations
       for the years ended July 31, 2001, 2000 and 1999 and
       cumulative period from inception on June 7, 1996 to July 31, 2001   F-3

     Consolidated Statement of Stockholders' Equity [Deficiency] and
       Comprehensive Loss
       for the years ended July 31, 2001, 2000 and 1999 and cumulative
       period from inception on June 7,1996 to July 31, 2001               F-4

     Consolidated Statements of Cash Flows
       for the years ended July 31, 2001, 2000 and 1999 and
       cumulative period from inception on June 7, 1996 to
       July 31, 2001                                                       F-5

     Notes to Consolidated Financial Statements                            F-6

ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company has had no disagreements on accounting issues and financial disclosures.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the names, ages and positions held of all of the
Directors and Executive Officers of the Company.

                  Name                      Age      Position

                  Charles Cini              54       President
                  Mark Wiertzema            50       Chief Financial Officer
                  Gordan Novak              51       Vice President
                  Jan Walsh                 44       Secretary/Treasurer
                  Wilfred J. Goldlust       52       Director

Charles Cini, President

     Charles Cini has more than 30 years of experience in the waste removal industry. He formerly owned and directed a waste collection business with 70+
operating truck servicing 4000 waste collection accounts. Mr. Cini helped design and patent the Rhino Wet Waste Interceptor which is available through both national and international dealerships.

Mark Wiertzema, Chief Financial Officer

     Mark Wiertzema currently serves as Chief Financial Officer of the Company.
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

Wilfred J. Goldlust, Director

     Mr. Goldlust has more than three decades of senior management experience in the waste management industry and is dedicated to enhancing the company's profitability with his leadership and organizational expertise. He is currently the Senior Vice President - Operations (Ontario) of Union Energy Inc. In
previous positions, Mr. Goldlust, has served in top management roles that handled acquisitions and restructuring of company's operations, budgeting, purchasing and sales and marketing activities for various waste management companies in Canada.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table provides information regarding the executive compensation of persons serving as Rhino's executive officers during the fiscal years ended 2001, 2000, and 1999.

------------------------------------------------------------------------------------------------
                                  SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------
                                                                   Long-Term
                                                                  Compensation          All
       Name and               Fiscal      Annual Compensation      Options by          Other
  Principal Position           Year          Salary Bonus         # of Shares      Compensation
-------------------------   ----------   ---------------------   --------------   --------------
Charles Cini                   2001         $  75,600
                               2000         $  64,800
                               1999         $  64,800
------------------------------------------------------------------------------------------------
Mark Wiertzema                 2001           $75,600
  Chief financial Officer      2000           $65,800
                               1999           $64,800
------------------------------------------------------------------------------------------------
Gordan Novak                   2001             N/A
  Vice President               2000
                               1999
------------------------------------------------------------------------------------------------
Jan Walsh                      2001             N/A
  Secretary/Treasurer          2000
                               1999
------------------------------------------------------------------------------------------------
Wilfred J. Goldlust            2001             N/A
  Director
------------------------------------------------------------------------------------------------

     The Company had no employment agreements or stock options with any of its executive officers as of July 31, 2001. Through July 31, 2001, none of the officers or directors except Mr. Cini and Mr. Wiertzema received a salary or other cash compensation.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this report, we have a total of 25,000,000 shares of
Common Stock authorized at a par value of $.0001, and there are shares 7,561,251 of Common Stock outstanding. The following table sets forth information as of the date hereof with respect to the beneficial ownership of our Common Stock by
(a) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (b) the directors and officers of Rhino, and (c) the directors and officers of the Company.

                                             Number of            % of Shares
Name and Address                             Shares Owned         Outstanding

Charles Cini                                    450,000               6%
65 Harbour Square - Suite 2502
Toronto, Ontario M5J 2L4

Mark Wiertzema                                  894,885              12%
13203 Guelph Line - R.R. # 1
Campbellville, Ontario L0P 1B0 Canada

Gordan Novak                                     53,333               1%
Hamilton, Ontario, Canada

Jan Walsh                                        12,000               *
65 Harbour Square, Suite 2502
Toronto, Ontario M5J 2L4, Canada

Wilf Goldlust                                         0               *
Toronto, Ontario Canada

All Directors and Officers as a group         1,410,218            18.7%
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

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) Index to financial statements and financial statement schedules

     The audited balance sheets of the Company as of July 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2001, 2000, and 1999 and cumulative period from inception on June 7, 1996 to July 31, 2001 follow in sequentially numbered pages
F-1 through F-24. The page numbers for the financial statement categories are as follows:

         Page                       Description

         F-1               Report of Independent Auditors
         F-2               Consolidated Balance Sheets as of July 31, 2001,
                                and 2000
         F-3               Consolidated Statements of Operations for the years
                                ended July 31, 2001, 2000, and 1999 and
                                cumulative period from inception on June 7,
                                1996 to July 31, 2001
         F-4               Consolidated Statements of Stockholders' Equity
                                (Deficiency) and Comprehensive Loss for the
                                years ended July 31, 2001, 2000 and 1999 and
                                cumulative period from inception on June 7,
                                1996 to July 31, 2001
         F-5               Consolidated Statements of Cash Flows for the years
                                ended July 31, 2001, 2000, and 1999 and
                                cumulative period from inception on June 7,
                                1996 to July 31, 2001
         F-6 through F-23  Notes to Consolidated Financial Statements

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
          Telephone Number: (905) 264-0198; Fax Number: (905) 265-0515
                   Toll Free Telephone Number: (877) 746-6224
                    Internet Address http://www.rhinoeco.com;
                        E-mail Address sales@rhinoeco.com

                                    KPMG LLP
                             Chartered Accountants
                         Suite 3300 Commerce Court West
                          PO Box 31 Stn Commerce Court
                               Toronto ON M2M 1B2

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

                                    KPMG LLP
                              Chartered Accountants
                         Suite 3300 Commerce Court West
                          PO Box 31 Stn Commerce Court
                               Toronto ON M2M 1B2

                      INDEPENDENT AUDITOR'S REPORT

                      Consolidated Financial Statements
                      (Stated in United States dollars)

                      Rhino Ecosystems, Inc.
                      (A DEVELOPMENT STAGE COMPANY)

                      Years ended July 31, 2001, 2000 and 1999 and
                      cumulative period from inception of the development
                      stage on June 7, 1996 to July 31, 2001

Independent auditors' report

To the Board of Directors and Stockholders
Rhino Ecosystems, Inc.

We have audited the accompanying consolidated balance sheets of Rhino
Ecosystems, Inc. (a development stage company) as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity
(deficiency) and comprehensive loss and cash flows for each of the years in the three-year period ended July 31, 2001 and for the cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001. These consolidated financial statements are the responsibility of Rhino Ecosystems,
Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Rhino Ecosystems,
Inc. as of July 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2001 and for the cumulative period from inception of the development stage on June 7, 1996 to
July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Rhino Ecosystems, Inc. will continue as a going concern. As discussed in note 1(b) to the consolidated financial statements, Rhino
Ecosystems, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KPMG LLP

Chartered Accountants

Toronto, Canada
October 22, 2001

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets
(Stated in United States dollars)

July 31, 2001 and 2000

-------------------------------------------------------------------------------
                                                        2001             2000
-------------------------------------------------------------------------------

Assets

Current assets:
     Accounts receivable (allowance for
        doubtful accounts;
        2001 - nil; 2000 - nil)                    $    21,674      $    14,896
     Goods and services taxes recoverable                5,859           11,600
     Investment tax credits recoverable                      -           33,054
     Inventory (note 3)                                125,028          202,775
     Prepaid expenses and deposits                      15,280           14,508
-------------------------------------------------------------------------------
                                                       167,841          276,833

Fixed assets (note 4)                                   23,212          112,718
Patent                                                 107,330           98,159

-------------------------------------------------------------------------------
                                                   $   298,383      $   487,710
-------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                             $    18,537      $     8,806
     Accounts payable and accrued liabilities          319,807          344,004
     Loans payable (note 5)                             26,101                -
     Due to related parties (note 6)                   256,042          120,141
     Current portion of deferred revenue (note 7)            -            2,461
     Current portion of long-term debt (note 8)         22,087           21,015
-------------------------------------------------------------------------------
                                                       642,574          496,427

Deferred revenue (note 7)                                    -           11,486
Long-term debt (note 8)                                 84,969          108,580

Stockholders' deficiency:
     Share capital (note 9):
       Common stock, $0.0001 per share:
           Authorized - 25,000,000
           Issued and outstanding shares -
              7,561,251 in 2001
              and 6,525,539 in 2000                        756              653
       Additional paid-in capital                    1,924,713        1,661,051
-------------------------------------------------------------------------------
                                                     1,925,469        1,661,704
     Deficit accumulated during development stage   (2,362,036)      (1,787,389)
     Accumulated other comprehensive income (loss):
       Cumulative foreign currency translation
         adjustment                                      7,407           (3,098)
-------------------------------------------------------------------------------
                                                      (429,160)        (128,783)

Future operations (note 1(b))
Commitments and contingencies (note 10)

-------------------------------------------------------------------------------
                                                   $   298,383      $   487,710
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative
period from inception on June 7, 1996 to July 31, 2001

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                   period from
                                                                                                  inception on
                                                                                                  June 7, 1996
                                                 2001              2000              1999     to July 31, 2001
-------------------------------------------------------------------------------------------------------------------

Sales and other income (note 12)         $    332,046     $     173,942     $      28,998      $       534,986

Expenses:
     Cost of goods sold (excluding
       amortization of fixed assets)          106,602            65,710            13,384              185,696
     Marketing                                 96,224           265,863           156,788              632,625
     Professional and consulting fees         229,658           160,237           115,454              604,379
     Amortization of fixed assets              88,042           111,614           115,253              323,525
     Office salaries, benefits and
       services                               131,207           108,322            92,502              387,405
     Rent                                      43,856            45,457            37,505              173,780
     Research and product
       development                              4,080            37,488            45,087              109,842
     Telecommunications                        13,547            17,396            10,475               49,665
     Office and general                         2,839            17,379            13,667               69,126
     Bank charges and interest                 34,207            16,970            14,104               76,784
     Interest on long-term debt                11,297            13,166            15,679               45,154
     Travel and promotion                       7,739             9,906            25,925               83,543
     Utilities                                  3,924             5,025             3,563               13,689
     Royalties                                  9,180             3,805                 -               12,985
     Insurance                                  2,691             1,677             2,310                7,224
-------------------------------------------------------------------------------------------------------------------
                                              785,093           880,015           661,696            2,775,422
-------------------------------------------------------------------------------------------------------------------

Loss before extraordinary item               (453,047)         (706,073)         (632,698)          (2,240,436)

Extraordinary item:
    Loss on extinguishment of
      debt (note 9(b))                       (121,600)                -                 -             (121,600)

-------------------------------------------------------------------------------------------------------------------
Loss for the period                      $   (574,647)  $      (706,073)    $    (632,698)     $    (2,362,036)
-------------------------------------------------------------------------------------------------------------------

Loss per common share, basic and diluted:
    Loss per common share, basic and
      diluted before extraordinary item  $      (0.07)  $        (0.11)     $       (0.11)     $        (0.56)

    Loss per common share, basic and
      diluted after extraordinary item   $      (0.09)  $        (0.11)     $       (0.11)     $        (0.59)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common
   shares outstanding, basic and diluted    6,797,364         6,525,539         5,608,872            4,036,654
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Loss (Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative
period from inception on June 7, 1996 to July 31, 2001

-----------------------------------------------------------------------------------------------------------------
                                                              Deficit
                                  Common stock            accumulated    Accumulated
                                               Additional        during          other
                        Number of        Par      paid-in   development  comprehensive             Comprehensive
                           Shares       value     capital         stage  income (loss)      Total  income (loss)
------------------------------------------------------------------------------------------------  ---------------

Shares issued on
   incorporation              100     $    -   $       73   $         -      $       - $       73

Loss for the year               -          -            -       (82,467)             -    (82,467)  $    (82,467)

Foreign currency
  translation adjustment        -          -            -             -            682        682            682
-----------------------------------------------------------------------------------------------------------------
                                                                                                    $    (81,785)
                                                                                                    =============
Balance, July 31, 1997        100          -           73       (82,467)           682    (81,712)

Shares issued for:
  Cash                  4,746,729        475      608,642             -              -    609,117
  Services                 20,000          2       14,013             -              -     14,015
  Cash and conversion
   of loans               758,710         76      157,795             -              -    157,871
     ---------------------------------------------------------------------------------------------
                        5,525,439        553      780,450             -              -    781,003
  Less share issue costs        -          -      (44,689)            -              -    (44,689)
     ---------------------------------------------------------------------------------------------
                        5,525,439        553      735,761             -              -    736,314
--------------------------------------------------------------------------------------------------

Loss for the year               -          -            -      (366,151)             -   (366,151)  $   (366,151)

Foreign currency
  translation adjustment        -          -            -             -        (14,072)   (14,072)       (14,072)
-----------------------------------------------------------------------------------------------------------------
                                                                                                    $   (380,223)
                                                                                                    =============

Balance, July 31, 1998  5,525,539        553      735,834      (448,618)       (13,390)   274,379

Loss for the year               -          -            -      (632,698)             -   (632,698)  $   (632,698)

Foreign currency
  translation adjustment        -          -            -             -          7,946      7,946          7,946
-----------------------------------------------------------------------------------------------------------------
                                                                                                    $   (624,752)
                                                                                                    =============
Balance, July 31, 1999          -        553      735,834    (1,081,316)        (5,444)  (350,373)

Loss for the year               -          -            -      (706,073)             -   (706,073)  $   (706,073)

Recapitalization
  (note 1(a))           1,000,000        100      925,217             -              -    925,317

Foreign currency
  translation adjustment        -          -            -             -          2,346      2,346          2,346
-----------------------------------------------------------------------------------------------------------------
                                                                                                    $   (703,727)
                                                                                                    =============
Balance, July 31, 2000  6,525,539        653    1,661,051    (1,787,389)        (3,098)  (128,783)

Shares issued for:
  Services (note 9(a))     35,712          3       13,762             -              -     13,765
  Debt extinguishment
   (note 9(b))          1,000,000        100      249,900             -              -    250,000
--------------------------------------------------------------------------------------------------
                        1,035,712        103      263,662             -              -    263,765

Loss for the year               -          -            -      (574,647)             -   (574,647)  $   (574,647)

Foreign currency
  translation adjustment        -          -            -             -         10,505     10,505         10,505
                                                                                                    -------------
                                                                                                    $   (564,142)
                                                                                                    =============
--------------------------------------------------------------------------------------------------
Balance, July 31, 2001  7,561,251     $  756   $1,924,713   $(2,362,036)        $7,407 $ (429,160)
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative
period from inception on June 7, 1996 to July 31, 2001

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                   period from
                                                                                                  inception on
                                                                                                  June 7, 1996
                                                 2001              2000              1999     to July 31, 2001
-------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Loss before extraordinary item      $   (453,047)    $    (706,073)    $    (632,698)     $    (2,240,436)
     Adjustments to reconcile
       loss for the year to net cash:
         Amortization of fixed assets          88,042           111,614           115,253              323,525
         Accounts receivable                   (6,778)          (14,896)                -              (21,674)
         Goods and services taxes
           recoverable                          5,741            (5,302)           38,837               (5,859)
         Inventory                             77,747          (164,858)          (17,434)            (125,028)
         Prepaid expenses and deposits           (772)           (3,106)           23,941              (15,280)
         Due from related parties                   -                 -            38,233                    -
         Accounts payable and accrued
           liabilities                        (24,197)          162,628            59,231              319,807
         Deferred revenue                     (13,947)           13,947                 -                    -
         Due to related parties                     -             8,673           109,445              120,141
         Issuance of share capital
           for services
           (note 9(a))                         13,765                 -                 -               27,780
-------------------------------------------------------------------------------------------------------------------
                                             (313,446)         (597,373)         (265,192)          (1,617,024)

Financing:
     Bank indebtedness (repaid)                 9,731           (25,726)           34,532               18,537
     Proceeds from loans payable               39,152                 -                 -               39,152
     Principal payments on loans payable      (13,051)                -                 -              (13,051)
     Proceeds from long-term debt                   -                 -                 -              165,355
     Principal payments on long-term debt     (22,539)          (19,086)          (16,674)             (58,299)
     Due to related parties                   264,301                 -                 -              264,301
     Advances from Rhino U.S.                       -           613,371           311,946              925,317
     Issuance of share capital                     -                  -                 -              696,979
     Share issue costs                             -                  -                 -              (44,689)
     Loans payable                                 -                  -                 -               70,082
-------------------------------------------------------------------------------------------------------------------
                                              277,594           568,559           329,804            2,063,684

Investments:
     Proceed on disposal of fixed assets        2,834                 -                 -                2,834
     Expenditures on fixed assets              (1,370)          (46,319)          (50,296)            (449,205)
     Expenditures on patent                    (9,171)          (20,468)          (48,386)            (107,330)
     Investment tax credits                    33,054            93,255               (99)              99,634
     Due from Le Group De Recuperation
        O'Energie P.H. Inc. (note 11)               -                 -            99,213                    -
     Accounts payable for fixed assets              -                 -           (97,817)                   -
-------------------------------------------------------------------------------------------------------------------
                                               25,347            26,468           (97,385)            (454,067)

Other:
     Foreign currency translation adjustment   10,505             2,346             7,946                7,407
-------------------------------------------------------------------------------------------------------------------

Decrease in cash                                    -                 -           (24,827)                   -

Cash, beginning of period                           -                 -            24,827                    -

-------------------------------------------------------------------------------------------------------------------
Cash, end of period                      $          -      $          -     $           -      $             -
-------------------------------------------------------------------------------------------------------------------

Supplemental information (note 15)

See accompanying notes to consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

Rhino Ecosystems, Inc. ("Rhino U.S." or the "Company") is incorporated under the laws of the State of Florida. Rhino U.S. is considered to be a development stage company, as from inception, Rhino U.S. and its wholly owned subsidiary have been primarily engaged in developing the manufacturing process for a wet waste interceptor and has had no significant revenue derived from operations.

1.   Basis of presentation:

     (a)  Recapitalization:

          In the fiscal year ended July 31, 1999, Rhino U.S. filed a Rule 504,
          Regulation D Offering under the United States Securities Act of 1933
          (the "504 Offering"). Pursuant to the 504 Offering, one million common shares of Rhino U.S. were offered at the price of USD $1.00 each.  In fiscal 2000 and 1999, the one million common shares were fully subscribed.

          The funds received for the share subscriptions were transferred to
          Rhino Ecosystems Inc. ("Rhino Canada") a company incorporated under the laws of the Province of Ontario, Canada on June 7, 1996.

          On November 3, 1999, the stockholders of Rhino Canada approved a share exchange whereby, the stockholders of Rhino Canada, exchanged all
          5,525,539 of the issued and outstanding common shares of Rhino Canada for 5,525,539 common shares of Rhino U.S. Upon completion of this transaction, Rhino U.S. had issued and outstanding 6,525,539 common shares of which the former stockholders of Rhino Canada held approximately 85% of the common shares of Rhino U.S. and controlled
          Rhino U.S.  At the time of the transaction, Rhino U.S. had no substantive operations.

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

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

1.   Basis of presentation (continued):

          (iii)The consolidated statements of stockholders' equity (deficiency)
               and comprehensive loss presents the equity transactions of Rhino
               Canada on a historical basis with the recapitalization presented with effect from November 3, 1999.

          (iv) The financial position and results of operations of Rhino U.S.
               are included in the consolidated financial statements from
               November 3, 1999.

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

          --------------------------------------------------------------------

          Deemed consideration                                   $     925,317
          Assigned value of net monetary assets:
            Due from Rhino Canada                                $     925,317

          --------------------------------------------------------------------

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
          Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable.  Management is of the opinion that an additional $165,000 will be needed to be raised through external sources to sustain operations over the next twelve months.  However, no additional financing sources have been contracted to October 22, 2001 and there can be no certainty as to the availability of such financing in the future.  Failure to identify additional financing in the near term may require the Company reduce its operating activities.

          A failure to continue as a going concern would then require that stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

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

          --------------------------------------------------------------------
          Moulds and dies                                              3 years
          Manufacturing equipment                                      3 years
          Furniture and fixtures                                       3 years
          Office equipment                                             3 years
          Computer equipment                                           3 years
          Vehicle                                                      2 years
          --------------------------------------------------------------------

     (d)  Patent:

          Patent is stated at the cost incurred to date with respect to a Patent
          Cooperation Treaty International Application to apply for letters of patent.  It is anticipated  when a commercial level of production and sales is attained amortization will be provided on the straight-line basis over a period that is the lesser of the legal life of the patent and the estimated period of benefit.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

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

     (f)  Revenue recognition:

          (i)  Product sales:

               Revenue from product sales is recorded when goods are shipped and title passes, there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and the obligation is not contingent on the resale of the product.

          (ii)Dealer agreements:

               Rhino Canada grants both exclusive and non-exclusive rights to distribute and sell its products. The agreements are based on the dealer purchasing a yearly minimum amount of product and/or on a payment for a dealer licence.  Revenue derived from the sale of product in accordance with the product supply agreements is recorded when goods are shipped and title  passes, there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and the obligation  is not contingent on the resale of the product.

               Revenue from dealer licence fees is deferred and amortized over the expected term of the agreement.

          (iii)Deferred revenue:

               Proceeds received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

2.   Summary of significant accounting policies and practices (continued):

          (iv) Warranty claims:

               Provision for potential warranty claims is provided for at the time revenue is recognized, based on warranty terms and claims experience.

     (g)  Stock-based compensation:

          To the date of these consolidated financial statements, arrangements have not been entered into whereby one or more employees receive shares of stock or other equity instruments of the Company or cash payments based on the future value of the Company's common stock for services performed.  The Company will recognize equity grants to employees by the intrinsic value method whereby compensation expense is recorded only to the extent that the market value at the grant date exceeds the exercise or payment price for the underlying instrument.

          The Company recognizes compensation expense at the fair value of shares, determined by reference to market value of the Company's shares, issued to both employees and non-employees in exchange for goods and services during the period of performance completion.

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

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

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

     (m)  Loss per common share:

          Basic and diluted loss per share before and after extraordinary items is computed using the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common share issuances outstanding during the period.

     (n)  Use of estimates:

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

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

3.   Inventory:

     --------------------------------------------------------------------------
                                                    2001                 2000
     --------------------------------------------------------------------------
     Materials                              $      45,144        $      73,788
     Work-in-process and finished goods            79,884              128,987
     --------------------------------------------------------------------------
                                            $     125,028        $     202,775
     --------------------------------------------------------------------------

4.   Fixed assets:

     -------------------------------------------------------------------------------
                                                    Accumulated            Net book
     2001                               Cost       amortization               value
     -------------------------------------------------------------------------------

     Moulds and dies         $       232,758      $     232,758       $           -
     Manufacturing equipment          35,961             29,487               6,474
     Furniture and fixtures           23,762             20,892               2,870
     Office equipment                 25,353             13,492              11,861
     Computer equipment                9,322              7,370               1,952
     Vehicle                           4,396              4,341                  55
     -------------------------------------------------------------------------------
                             $       331,552      $     308,340       $      23,212
     -------------------------------------------------------------------------------

     -------------------------------------------------------------------------------
                                                      Accumulated          Net book
     2000                               Cost         amortization             value
     -------------------------------------------------------------------------------

     Moulds and dies         $       238,467      $     180,028       $      58,439
     Manufacturing equipment          37,062             18,036              19,026
     Furniture and fixtures           24,490             14,040              10,450
     Office equipment                 26,129              7,495              18,634
     Computer equipment                9,608              5,006               4,602
     Vehicle                           4,531              2,964               1,567
     -------------------------------------------------------------------------------
                             $       340,287      $     227,569       $     112,718
     -------------------------------------------------------------------------------

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

5.   Loans payable:

     In the fiscal year ended July 31, 2001, the Company received proceeds on unsecured loans with no fixed terms of repayment and repaid a portion of the loans. The loans bear interest at an annual rate of approximately  24%.
     Details are as follows:

     --------------------------------------------------------------------------
     Loan proceeds                                               $      39,152

     Payments                                                          (13,051)
     --------------------------------------------------------------------------
     Loans payable, July 31, 2001                                $      26,101
     --------------------------------------------------------------------------

     Interest paid on the loans and included in bank charges and interest expense in 2001 is $7,794.

6.   Related party transactions:

     Rhino U.S. and Rhino Canada (the "Companies") purchase products, administrative, consulting and marketing services from its officers, stockholders, individuals and companies related to the stockholders
     ("related parties").  The cost of these products and services aggregating
     2001 - $174,757; 2000 - $116,850; 1999 - $136,498; and was charged as follows:

     ------------------------------------------------------------------------------------------
                                                    2001              2000               1999
     ------------------------------------------------------------------------------------------
     Cost of goods sold                     $       3,590     $      20,162      $      14,842
     Marketing                                      6,285             9,744                  -
     Professional and consulting fees              77,851            39,124             51,642
     Office salaries, benefits and services        77,851            44,016             47,008
     Travel and promotion                               -                 -             15,724
     Royalties                                      9,180             3,804                  -
     Expenditures on fixed assets                       -                 -              7,282
     ------------------------------------------------------------------------------------------
                                            $     174,757     $     116,850      $     136,498
     ------------------------------------------------------------------------------------------

     These transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

6.   Related party transactions (continued):

     The Companies also transfer and receive funds from the related parties.
     Interest paid at an annual rate of 16% in 2001 (2000 - nil, 1999 - nil) on the amounts due to related parties and included in bank indebtedness and interest expense in 2001 is $20,141 (2000 - nil, 1999 - nil).

     The amount due to related parties that has arisen from these transactions is unsecured with no fixed terms of payment and is as follows:

     --------------------------------------------------------------------------
                                                     2001                 2000
     --------------------------------------------------------------------------
     Due to related parties:
         Due to stockholders                $     256,042        $     120,141
     --------------------------------------------------------------------------

7.   Deferred revenue:

     --------------------------------------------------------------------------
                                                     2001                 2000
     --------------------------------------------------------------------------
     Deferred revenue                       $           -        $      13,947

     Current portion of deferred revenue                -               (2,461)
     --------------------------------------------------------------------------
                                           $           -        $      11,486
     --------------------------------------------------------------------------

     Deferred revenue represents the unearned revenue derived from a fee received for a dealer licence which is being  recorded to revenue over the period of the agreement term of sixty months.

     Effective April 2, 2001, the Company ("Rhino") entered into a Canadian
     Distribution Agreement ("Agreement") with Watts Industries (Canada) Inc.
     ("Watts").  The Agreement  grants Watts the exclusive rights to distribute and sell the Rhino's wet waste products in Canada, to either the Rhino dealers or Watts' customers.  Pursuant to the Agreement, Watts paid the
     Company CDN $200,000 for its initial purchase of product.  To maintain
     Canadian exclusivity, Watts must  purchase CDN $1.5  million in products during the eighteen-month period ending September 2002.

     In order to effect the Agreement, the Company had to negotiate  the cancellation of its licence with one dealer.  The Company successfully negotiated an arrangement with the dealer to change the dealer agreement to a product supply agreement.  Consequently, the unamortized dealer licence fee in the amount of $10,145 recorded in the accounts as deferred revenue as at April 2, 2001 was applied to the dealer's subsequent purchases of product.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

8.   Long-term debt:

     --------------------------------------------------------------------------
                                                     2000                1999
     --------------------------------------------------------------------------
     Term loan bearing interest at the bank's
       prime rate plus 2.5%, repayable in
       principal monthly installments of
       USD $1,699 plus interest, due October
       2008, (CDN 2001 - $164,062,
       2000 - $192,708)                      $     107,056       $     129,595

     Current portion of long-term debt             (22,087)            (21,015)
     --------------------------------------------------------------------------
                                             $      84,969       $     108,580
     --------------------------------------------------------------------------

     The term loan is secured by a security agreement on specific equipment and by a stockholder's guarantee in the amount of $40,783.

     The aggregate maturities on long-term debt for each of the five fiscal years subsequent to July 31, 2001 and thereafter are as follows: 2002 -
     $22,087; 2003 - $20,388; 2004 - $20,388; 2005 - $20,388; 2006 - $20,388 and
     thereafter $3,417.

9.   Share capital:

     (a)  Share capital for services:

          In  November 2000, the Company issued 20,000 common shares as consideration for services provided by legal counsel (note 10(d)) and in May 2001, the Company issued 15,712 common shares as consideration for marketing services.  Values of $7,480 and $6,285 were assigned to the legal and marketing services, respectively, based on the market price of the shares at date of issuance. The 15,712 common shares were issued for marketing services under Section 4(2) Restricted Rule 144 shares of the Securities Act of 1933 and are restricted for one year.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

9.   Share capital (continued):

     (b)  Share capital for conversion of loans:

          At March 2001, the Company had outstanding interest free loans in the aggregate amount of $128,400 payable to officers and stockholders
          ("the lenders") of the Company.  Effective March 15, 2001, the lenders and parties related to the lenders received 1,000,000 restricted common shares of Company to extinguish the loans.

          The common shares issued are restricted for one year as they were issued under Section 4(2) Restricted Rule 144 shares of the Securities
          Act of 1933.  The fair value of the common shares based on the market price of 1,000,000 unrestricted common shares on the effective date of extinguishment of the loans, was $250,000.  The difference of $121,600 between the fair value of 1,000,000 of unrestricted common shares of
          $250,000 and the $128,400 of loans extinguished has been recorded as a loss on extinguishment of debt in the consolidated statements of operations.

     (c)  Treasury stock:

          On August 23, 2000, the Company filed a Registration Statement
          ("Registration Statement") on Form S-8 with the United States
          Securities and Exchange Commission.  Pursuant to the Registration
          Statement an aggregate of 670,000 common shares of the Company were registered as having been issued and sold.  On November 12, 2000, the
          Company filed a Post Effective Amendment No.1 to the Form S-8 with the
          United States Securities and Exchange Commission. As a result, 390,000 of 670,000 common shares that had been previously issued were cancelled and returned to treasury (note 10(d)).

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

10.  Commitments and contingencies:

     (a)  Lease commitments:

          Rhino Canada rents premises and equipment under operating leases with minimum aggregate payments as follows:

     ---------------------------------------------------------------------------

          2002                                                    $      32,439
          2003                                                           33,640
          2004                                                           33,958
          2005                                                           35,248
          2006                                                           24,072
     ---------------------------------------------------------------------------
                                                                  $     159,357
     ---------------------------------------------------------------------------

     (b)  Supply agreement:

          Rhino Canada has in place an exclusive supply agreement with Filterco
          Inc. which expires on April 30, 2003.  Pursuant to the agreement,
          Filterco Inc. is the exclusive supplier to Rhino Canada of the disposable filtration bags utilized in its wet waste interceptors.

     (c)  Royalties:

          Sales of wet waste interceptors are subject to royalties at a rate of
          3% of the sales price.  The royalties are payable to the inventor of the wet waste interceptor who is also a stockholder, as consideration for the inventor's assignment of all rights, title and interest in the invention.

     (d)  Consulting agreements:

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

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

10.  Commitments and contingencies (continued):

          As of November 6, 2000, the Company determined that the services set out in six of the ten consulting agreements ("agreements") would not be rendered.  Consequently,  on November 12, 2000, the Company filed a
          Post Effective Amendment No.1 to the Form S-8 of August 23, 2000 with the United States Securities and Exchange Commission. As a result, the
          390,000 shares that had been previously issued for the six agreements were cancelled and the shares returned to treasury.  It is the opinion of management that the Company will have no liability for the non-release of the shares and subsequent cancellation.

          The remaining 260,000 shares held for four agreements are to be released to the intended recipient when the Company is satisfied that services pursuant to the agreements have been satisfactorily rendered.
          The services to be provided and the number of shares to be released pursuant to the four agreements are as follows:

          ----------------------------------------------------------------------
          Nature of service                                     Number of shares
          ----------------------------------------------------------------------

          Developing corporate dealership                                90,000

          Mould design                                                   60,000

          Testing measurements required on the
            patenting and plumbing code compliance                       50,000

          Assistance in locating warehouses throughout
            the United States for delivery of the
            Company's products                                           60,000
          ----------------------------------------------------------------------
                                                                        260,000
          ----------------------------------------------------------------------

          As at July 31, 2001, no services had been provided pursuant to the consulting agreements.

          The fair value of the 260,000 common shares determined by reference to the market value of the Company's common shares will be recognized during the period of performance completion.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

11.  Due from Le Group De Recuperation O'Energie P.H. Inc.:

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

12.  Sales and other income:

     ----------------------------------------------------------------------------------
                                                                             Cumulative
                                                                            period from
                                                                           inception on
                                                                        June 7, 1996 to
                                 2001              2000           1999    July 31, 2001
     ----------------------------------------------------------------------------------

     Sales               $    317,451      $    168,036      $  19,059     $    504,546
     Dealer licence fee        13,947               828              -           14,775
     Other                        648             5,078          9,939           15,665
     ----------------------------------------------------------------------------------
                         $    332,046      $    173,942      $  28,998     $    534,986
     ----------------------------------------------------------------------------------

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

13.  Fair value of financial assets and financial liabilities:

     Financial instruments:

     The following table presents the carrying amounts and estimated fair values of financial instruments at July 31, 2001 and 2000.  The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

     Changes in assumptions could significantly affect the estimates.

     ---------------------------------------------------------------------------
                                     2001         2001         2000         2000
     ---------------------------------------------------------------------------
                                 Carrying         Fair     Carrying         Fair
                                   amount        value       amount        value
     ---------------------------------------------------------------------------

     Financial assets:
       Accounts receivable     $   21,674   $   21,674   $   14,896   $   14,896
       Deposits                    12,605       12,605       14,200       14,200
     Financial liabilities:
       Bank indebtedness           18,537       18,537        8,806        8,806
       Accounts payable and
         accrued liabilities      319,807      319,807      344,004      344,004
       Loans payable               26,101       26,101            -            -
       Due to related parties     256,042      256,042      120,141      120,141
       Long-term debt             107,056      107,056      129,595      129,595
     ---------------------------------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial
       instruments:

     (i)  Accounts receivable, deposits, bank indebtedness and accounts payable and accrued liabilities:

          The carrying amounts approximate fair value because of the short term to maturity of these instruments.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

13.  Fair value of financial assets and financial liabilities (continued):

     (ii) Loans payable and due to related parties:

          Imputed interest computed at comparable market rates on the loans payable and due to related parties is not considered to be material to the consolidated financial statements.  Consequently, the consolidated financial statements do not include a charge for imputed interest on the loans payable and due to related parties and the fair value is considered to be comparable to the carrying value.

     (iii)Long-term debt:

          The fair value is estimated by discounting the future cash flows at rates currently offered to Rhino U.S. and Rhino Canada for similar debt instruments of comparable maturity by the Company's bankers.

14.  Income taxes:

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 2001 and 2000 are presented below:

     ---------------------------------------------------------------------------
                                                    2001                 2000
     ---------------------------------------------------------------------------
     Deferred tax assets:

     Net operating loss carryforwards        $     732,000      $       623,000
     Fixed assets, principally due to
        differences in amortization                      -               12,000
     Unamortized share issue costs                       -                7,000
     ---------------------------------------------------------------------------

     Total gross deferred tax assets               732,000              642,000
     Less valuation allowance                     (732,000)            (642,000)

     ---------------------------------------------------------------------------
     Net deferred tax assets                 $           -        $           -
     ---------------------------------------------------------------------------

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

14.  Income taxes (continued):

     The valuation allowance for deferred tax assets as at July 31, 2001 and
     2000 was $732,000 and $642,000, respectively.  The net change in the total valuation allowance for the years ended July 31, 2001, 2000 and 1999 was an increase of $90,000, $242,000 and $223,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     Management considers projected future taxable income and tax planning strategies in making this assessment.  In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $1,663,000 prior to the expiration of the net operating loss carryforwards which occur between 2004 and 2008. Based upon the level of historical taxable income and that the Company is considered a development stage company, it cannot be reasonably estimated at this time if its more likely than not the Company will realize the benefits of the deferred tax assets.  Consequently, the deferred  tax assets have been reduced by an equivalent valuation allowance.  The valuation allowance will be adjusted in the period that is determined with reasonable certainty that it is more likely than not that some portion or all of the deferred tax assets will be realized.

     At July 31, 2001, the Company has net operating loss carryforwards for income tax purposes of approximately $1,663,000 which are available to offset future taxable income, if any, through 2004 to 2008.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended July 31, 2001, 2000 and 1999 and cumulative period from inception of the development stage on June 7, 1996 to July 31, 2001

--------------------------------------------------------------------------------

15.  Supplemental information to consolidated statements of cash flows:

     -----------------------------------------------------------------------------------------
                                                                                   Cumulative
                                                                                  period from
                                                                                 inception on
                                                                              June 7, 1996 to
                                              2001         2000          1999   July 31, 2001
     -----------------------------------------------------------------------------------------

     (a)  Cash paid during the year for:

            Interest                     $  31,438    $  22,140     $  18,165      $  83,602
            Income taxes                         -            -             -              -
     -----------------------------------------------------------------------------------------

     (b)  Non-cash financing activities:

          (i)  In fiscal 2001, 1,000,000 restricted common shares of Rhino U.S.
               were issued for extinguishment of stockholder loans payable of
               $128,400.

          (ii) In fiscal 2000, 188,828 common shares of Rhino U.S. were issued to compensate a merchant bank for the sale of shares pursuant to the 504 Offering.

          (iii)In fiscal 2000, 5,525,539 common shares of Rhino U.S. were issued upon the recapitalization described in note 1(a).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rhino EcoSystems, Inc.

October 31, 2001                    By:   /s/ Mark Wiertzema
                                              Mark Wiertzema, President
                                              and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                             Rhino EcoSystems, Inc.

October 31, 2001                    By:   /s/ Mark Wiertzema
                                              Mark Wiertzema, Director

October 31, 2001                    By:   /s/ Gordon Novak
                                              Gordon Novak, Vice President

October 31, 2001                    By:   /s/ Jan Walsh
                                               Jan Walsh, Secretary/Treasurer

                                       22