Form 10QSB
period 2001-10-31
RHINO ECOSYSTEMS INC
filed 2001-12-17
CIK 1093586

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      |X|   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.

            For the quarterly period ended: October 31, 2001

      |_|   Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.

            For the transition period from: ______________ to: _______________

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

At October 31, 2001 there were 8,916,251 shares of common stock, $.0001 par value, outstanding of a total authorized 25,000,000 shares.

                             RHINO ECOSYSTEMS, INC.

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

      Item 1 - Interim Consolidated Financial Statements ...................  4

           Interim Consolidated Balance Sheet as of October 31, 2001
           (Unaudited) .....................................................  5

           Interim Consolidated Statement of Operations
           for the three months ended October 31, 2001 and 2000
           and cumulative from inception on June 7, 1996 to
           October 31, 2001 (Unaudited) ..................................... 6

           Interim Consolidated Statement of Stockholder`s Equity
           (Deficiency) Comprehensive Loss for the three months ended
           October 31, 2001 (Unaudited) ..................................... 7

           Interim Consolidated Statement of Cash Flows for the three months ended October 31, 2001 and 2000 and cumulative from inception on June 7, 1996 to October 31, 2001 (Unaudited) ........ 8

           Notes to Interim Consolidated Financial Statements ............... 9

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..........................11

PART II  OTHER INFORMATION

PART I.  Financial Information

Item 1.  Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities
Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's registration statement on Form 10-KSB for the year ended July 31, 2001.

The results of operations for the first quarter period (August 1, 2001 to
October 31,2001) are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                        3

                      Interim Consolidated Financial Statements
                      (Stated in United States dollars)

                      Rhino Ecosystems, Inc.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                      Three months ended October 31, 2001
                      (Unaudited)

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Balance Sheet
(Stated in United States dollars)

--------------------------------------------------------------------------------
                                                October 31,           July 31,
                                                   2001                 2001
--------------------------------------------------------------------------------
                                               (Unaudited)

Assets

Current assets:
   Accounts receivable (allowance for
     doubtful accounts - October 31,
     2001- nil; July 31, 2001 - nil)          $      20,501        $      21,674
   Goods and services tax recoverable                10,677                5,859
   Inventory                                         79,259              125,028
   Prepaid expenses and deposits (note 3)           107,230               15,280
--------------------------------------------------------------------------------
                                                    217,667              167,841

Fixed assets                                         15,589               23,212
Patent                                              105,391              107,330

--------------------------------------------------------------------------------
                                              $     338,647        $     298,383
================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
   Bank indebtedness                          $      54,777        $      18,537
   Accounts payable and accrued liabilities         295,772              319,807
   Loans payable                                     25,178               26,101
   Due to related parties                           230,288              256,042
   Current portion of long-term debt                 19,670               22,087
--------------------------------------------------------------------------------
                                                    625,685              642,574

Long-term debt                                       77,041               84,969

Stockholders' deficiency:
   Share capital:
     Common stock, $0.0001 per share:
       Authorized - 25,000,000
       Issued and outstanding shares -
         8,916,251 - October 31, 2001
         and 7,561,251 - July 31, 2001                  892                  756
   Additional paid-in capital                     2,019,427            1,924,713
   Deficit accumulated during development
     stage                                       (2,406,256)          (2,362,036)
   Accumulated other comprehensive income:
     Cumulative foreign currency translation
       adjustment                                    21,858                7,407
--------------------------------------------------------------------------------
                                                   (364,079)            (429,160)
--------------------------------------------------------------------------------
                                              $     338,647        $     298,383
================================================================================

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Operations
(Stated in United States dollars)

Three months ended October 31, 2001 and 2000 and cumulative
from inception on June 7, 1996 to October 31, 2001
(Unaudited)

-----------------------------------------------------------------------------------
                                                                      Cumulative
                                                                     period from
                                                                     inception on
                                                                    June 7, 1996 to
                                               2001         2000   October 31, 2001
-----------------------------------------------------------------------------------

Sales and other income                     $  121,059   $   47,114   $   656,045

Expenses:
   Cost of goods sold (excluding
     amortization of fixed assets)             62,750       10,622       248,446
   Marketing                                   18,179        8,704       650,804
   Professional and consulting fees               796       15,257       605,175
   Amortization of fixed assets                 6,929       27,941       330,454
   Office salaries, benefits and services      33,997       28,507       421,402
   Rent                                        14,305        9,134       188,085
   Research and product development               -          3,309       109,842
   Telephone                                    2,615        2,833        52,280
   Office and general                           3,401        4,523        72,527
   Bank charges and interest                   14,461        5,174        91,245
   Interest on long-term debt                   2,370        3,242        47,524
   Travel and promotion                           500        3,474        84,043
   Utilities                                      798          651        14,487
   Royalties                                    3,521          883        16,506
   Insurance                                      657          687         7,881
----------------------------------------------------------------------------------
                                              165,279      124,941     2,940,701
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Loss for the period before
   extraordinary item                         (44,220)     (77,827)   (2,284,656)

Extraordinary item:
     Loss on extinguishment of debt               -            -        (121,600)

----------------------------------------------------------------------------------
Loss for the period                        $  (44,220)  $  (77,827)  $(2,406,256)
==================================================================================

Loss per common share, basic and diluted:
     Loss per common share, basic and
       diluted, before extraordinary item  $    (0.01)  $    (0.01)  $     (0.52)

     Loss per common share, basic and
       diluted                             $    (0.01)  $    (0.01)  $     (0.54)
==================================================================================

Weighted average number of common shares
   outstanding, basic and diluted           7,574,667    6,525,539     4,434,739
==================================================================================

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Stockholder's Equity (Deficiency)
and Comprehensive Loss
(Stated in United States dollars)

Three months ended October 31, 2001
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                               Deficit
                                                           accumulated   Accumulated
                              Common stock     Additional       during         other         Total
                            Number of     Par     paid-in  development comprehensive  shareholders'  Comprehensive
                               shares   value     capital        stage        income    deficiency            loss
-------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2001      7,561,251   $ 756  $1,924,713  $(2,362,036)    $   7,407   $  (429,160)

Shares issued for
  services (note 3)         1,355,000     136      94,714           -             -         94,850

Loss for the period               -       -           -        (44,220)           -        (44,220)   $    (44,220)

Foreign currency
  translation adjustment          -       -           -            -          14,451        14,451          14,451
                                                                                                      ------------
                                                                                                       $   (29,769)
                                                                                                      ============

-------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2001   8,916,251   $ 892  $2,019,427  $(2,406,256)    $  21,858   $  (364,079)
===================================================================================================================

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Cash Flows
(Stated in United States dollars)

Three months ended October 31, 2001 and 2000 and cumulative
from inception on June 7, 1996 to October 31, 2001
(Unaudited)

-----------------------------------------------------------------------------------
                                                                      Cumulative
                                                                     period from
                                                                     inception on
                                                                   June 7, 1996 to
                                              2001          2000   October 31, 2001
-----------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
   Loss for the period                   $  (44,220)   $  (77,827)   $(2,284,656)
   Adjustments to reconcile
    loss for the period to net cash:
     Amortization of fixed assets             6,929        27,941        330,454
     Accounts receivable                      1,173        (6,808)       (20,501)
     Goods and services tax recoverable      (4,818)        2,430        (10,677)
     Inventory                               45,769        (1,751)       (79,259)
     Prepaid expenses and deposits          (91,950)        1,012       (107,230)
     Accounts payable and accrued
       liabilities                          (24,035)     (101,058)       295,772
     Due to related parties                 (25,754)      (55,083)        94,387
     Deferred revenue                           -          (3,330)           -
     Issuance of share capital for
       services (note 3)                     94,850           -          122,630
-----------------------------------------------------------------------------------
                                            (42,056)     (214,474)    (1,659,080)

Financing:
   Bank indebtedness (repaid)                36,240        (8,806)        54,777
   Proceeds from loans payable                  -          39,152         39,152
   Principal repayments on loans payable        -             -          (13,051)
   Proceeds from long-term debt                 -             -          165,355
   Principal repayments on long-term debt   (10,345)       (8,153)       (68,644)
   Due to related parties                       -         152,520        264,301
   Advances from Rhino U.S.                     -             -          925,317
   Issuance of share capital                    -             -          696,979
   Share issue costs                            -             -          (44,689)
   Loans payable                                -             -           70,082
-----------------------------------------------------------------------------------
                                             25,895       174,713      2,089,579

Investments:
   Proceed on disposal of capital assets        -             -            2,834
   Expenditures on fixed assets                 -          (1,405)      (449,025)
   Expenditures on patent                    (1,891)         (953)      (109,221)
   Investment tax credits                       -          33,054         99,634
-----------------------------------------------------------------------------------
                                             (1,891)       30,696       (455,778)

Other:
   Foreign currency translation
     adjustment                              18,052        11,246         25,279
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Increase in cash                                -           2,181            -

Cash, beginning of period                       -             -              -

-----------------------------------------------------------------------------------
Cash, end of period                      $      -      $    2,181    $       -
===================================================================================

Supplemental information (note 4)

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Three months ended October 31, 2001
(Unaudited)

--------------------------------------------------------------------------------

1.   Nature of business:

     Rhino Ecosystems, Inc. (the "Company") is incorporated under the laws of the State of Florida.  The Company is considered to be a development stage enterprise, as from inception, the Company and its wholly owned subsidiary have been primarily engaged in developing the manufacturing process for a wet waste interceptor and has had no significant revenue derived from operations.

2.   Basis of presentation:

     (a)  The financial information presented in the interim consolidated financial statements is unaudited and was prepared in accordance with accounting principles and practices generally accepted in the United
          States of America consistent with those used and described in the annual financial statements for the year ended July 31, 2001. However, such financial information reflects all adjustments, consisting solely of normal recurring adjustments, necessary to a fair presentation of the results of operations and financial position for the periods presented.

          These unaudited interim consolidated financial statements should be read in conjunction with the notes to the Company's annual audited consolidated financial statements for the year ended July 31, 2001 filed on Form 10 KSB.

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
          The application of the going concern concept which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business, is dependent on the Company's ability to attain profitable operations and obtain sufficient cash from external financing to meet the Company's liabilities and commitments as they become payable.  Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Interim Consolidated Financial Statements (continued)
(Stated in United States dollars)

Three months ended October 31, 2001
(Unaudited)

--------------------------------------------------------------------------------

2.   Basis of presentation (continued):

          However, no additional financing sources have been contracted to
          October 31, 2001 and there can be no certainty as to the availability of such financing in the future.  Failure to identify additional financing in the near term may require the Company reduce its operating activities.  A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

3.   Share capital services:

     On October 26, 2001, the Company issued 1,355,000 common shares as consideration for investor relations services to be provided from November
     1, 2001 to July 31, 2002.  A value of $94,850 was assigned to the investor relations services, based on the market price of the shares at date of issuance.  At October 31, 2001, prepaid expenses and deposits included
     $94,850 related to such services.  The 1,355,000 common shares were issued under Section 4(2) Restricted Rule 144 shares of the Securities Act of 1933 and are restricted for one year.

4.   Supplemental information to interim consolidated statement of cash flows:

--------------------------------------------------------------------------------
                                                                  Cumulative
                                                                 period from
                                                                 inception on
                                                                June 7, 1996 to
                                              2001       2000  October 31, 2001
--------------------------------------------------------------------------------

     (a)  Cash paid during the period for:
             Interest                      $ 16,326   $  7,639   $  99,928
             Income taxes                       -          -           -

--------------------------------------------------------------------------------

     (b)  Non-cash financing activities:

          For the three months ended October 31, 2001, 1,355,000 common shares were issued to compensate for investor relations services (note 3).

                                       10

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
        of Operations

The following discussion and analysis of the Company's consolidated financial condition and results of operation for Quarter ending October 31, 2001, should be read in conjunction with the Company's interim consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

General Discussion of the Company

The Company is primarily engaged in the design, development, and assembly, marketing and sale of a unique patented wet waste interceptor plumbing product called the RHINO WET WASTE INTERCEPTOR SYSTEM. During the fiscal year ended July
31, 2001 ("fiscal 2001"), as well as prior years, the Company's management has concentrated its time and efforts on ensuring that the Rhino Wet Waste
Interceptor product line be designed and developed into a product line that can be manufactured efficiently and consistently to meet a wide variety of end users needs.

During fiscal 2001, and during the first quarter of fiscal 2002 Rhino has continued to market it's product line throughout North America to raise the products awareness in the market place and to increase the number of Rhino
Dealers. The Company has succeeded in both objectives. As of the quarter ended
October 31, 2001, direct Rhino Dealerships total 25 and total another 12 indirect representatives associated with Watts Industries (Canada) Ltd.

Total revenues generated through this dealership organization increased to $121 thousand during the first quarter of fiscal 2002. This represents an increase in revenues of approximately 256% when compared to the same time period of fiscal
2001. The increase in revenues did result in a decrease in the loss for the first quarter of fiscal 2002 versus the first quarter of fiscal 2001, $ 44,220 versus $ 77,827 respectively. A decrease in the loss of 44%. The revenue gains made were used to increase expenditures in sales and marketing expenses to continue to promote the Rhino product line in North America, and partially fund increases in rent, bank charges and interest expenses. Increase in revenues during the remaining portion of fiscal 2002 is expected to increase as current dealer's increase their sales and additional Rhino dealership are sold.

During this time period, the Company attended trade shows in the United States and Canada plus advertised in hospitality trade publications. All activities are geared towards raising the public's awareness of the Rhino Wet Waste Interceptor product line and the benefits that it can provide for the end user and the environment.

The Company intends to continue this sales and marketing approach to raise the general public's awareness of the Rhino wet waste interceptor product line and to obtain a distribution network of exclusive and non-exclusive dealers. The
Company intends to supply quality, manufactured products to a professionally trained and dedicated dealer network.

                                       11

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

In addition, management of the Company believes the needs for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services and the balance from external funding of $ 250 thousand. If the Company is unable to begin to generate revenues from its anticipated products, management believes the Company will need to raise additional funds to meet its cash requirements from doing private placements of company securities. Failure to identify additional financing in the near term may require the Company to reduce its operating activities.

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

                                       RHINO ECOSYSTEMS, INC.

Dated: December 15, 2001               By: /s/ Mark Wiertzema
                                          -----------------------
                                          Mark Wiertzema
                                          Chief Financial Officer

                                       13