Form 10QSB
period 2002-01-31
RHINO ECOSYSTEMS INC
filed 2002-03-15
CIK 1093586

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X|   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

      For the quarterly period and six months ended: January 31, 2002

|_|   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

      For the transition period from: ____________ to: _____________

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

At January 31, 2002 there were 8,916,251 shares of common stock, $.0001 par value, outstanding of a total authorized 25,000,000 shares.

                             RHINO ECOSYSTEMS, INC.

PART I   FINANCIAL INFORMATION

      Item 1 - Interim Consolidated Financial Statements ...................  3

           Interim Consolidated Balance Sheet as of January 31, 2002
           (Unaudited) .....................................................  4

           Interim Consolidated Statement of Operations
           for the three and six months ended January 31, 2002 and 2001 and cumulative period from inception on June 7, 1996 to
           January 31, 2002 (Unaudited) ..................................... 5

           Interim Consolidated Statement of Stockholders' Equity
           (Deficiency) Comprehensive Loss for the six months ended
           January 31, 2002 and cumulative period from inception on
           June 7, 1996 to January 31, 2002 (Unaudited)..................... 6-7

           Interim Consolidated Statement of Cash Flows for the three and six months ended January 31, 2002 and 2001 and
           cumulative period from inception on June 7, 1996 to
           January 31, 2002 (Unaudited) ..................................... 8

           Notes to Interim Consolidated Financial Statements .............. 9-10

      Item 2 - Management's Discussion and Analysis..........................11

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

The results of operations for the second quarter period (November 1, 2001 to
January 31,2002) and for six months (August 1, 2001 to January 31, 2002) are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

              Interim Consolidated Financial Statements
              (Stated in United States dollars)

              RHINO ECOSYSTEMS, INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

              Six months ended January 31, 2002
              (Unaudited)

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Balance Sheet
(Stated in United States dollars)
-------------------------------------------------------------------------------
                                                 January 31,        July 31,
                                                    2002              2001
-------------------------------------------------------------------------------
                                                 (Unaudited)

Assets

Current assets:
     Accounts receivable, net of allowance
       for doubtful accounts - $nil;
       (July 31, 2001 - $nil)                   $     16,792     $      21,674
     Goods and services tax recoverable                8,488             5,859
     Inventory                                        19,373           125,028
     Prepaid expenses and deposits                    14,507            15,280
-------------------------------------------------------------------------------
                                                      59,160           167,841

Fixed assets                                           8,759            23,212
Patent                                               108,467           107,330

-------------------------------------------------------------------------------
                                                $    176,386     $     298,383
-------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                          $      8,535     $      18,537
     Accounts payable and accrued liabilities        328,343           319,807
     Loans payable                                    25,200            26,101
     Due to related parties                          234,306           256,042
     Current portion of long-term debt                19,688            22,087
-------------------------------------------------------------------------------
                                                     616,072           642,574

Long-term debt                                        72,187            84,969

Stockholders' deficiency:
     Share capital:
        Common stock, $0.0001 per share:
           Authorized - 25,000,000
           Issued and outstanding shares
            - 8,916,251 - January 31, 2002
            and 7,561,251 - July 31, 2001                892               756
     Additional paid-in capital                    2,019,427         1,924,713
     Deficit accumulated during
       development stage                          (2,552,734)       (2,362,036)
     Accumulated other comprehensive income:
         Cumulative foreign currency
           translation adjustment                     20,542             7,407
-------------------------------------------------------------------------------
                                                    (511,873)         (429,160)

-------------------------------------------------------------------------------
                                                $    176,386     $     298,383
-------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Operations
(Stated in United States dollars)

Three and six months ended January 31, 2002 and 2001 and cumulative period from inception on June 7, 1996 to January 31, 2002
(Unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                                                 Cumulative
                                                                                                period from
                                         Three months ended            Six months ended        inception on
                                             January 31,                  January 31,       June 7, 1996 to
                                           2002         2001           2002         2001   January 31, 2002
-----------------------------------------------------------------------------------------------------------

Sales and other income              $   116,660  $    37,345    $   237,719  $    84,460     $     772,705

Expenses:
     Cost of goods sold (excluding
       amortization of fixed assets)     43,485       15,764        106,235       26,386           291,931
     Marketing                           33,315       17,803         51,494       26,507           684,119
     Professional and consulting fees    26,524       92,640        122,170      107,896           726,549
     Amortization of fixed assets         7,039       27,941         13,968       55,882           337,493
     Office salaries, benefits and
       services                          30,121       41,847         64,118       70,354           451,523
     Rent                                 7,307       10,603         21,612       19,737           195,392
     Research and product
       development                            -          844              -        4,153           109,842
     Telephone                            3,140        4,030          5,755        6,864            55,420
     Office and general                   4,132        2,960          7,533        7,483            76,659
     Bank charges and interest            4,992        6,355         19,453       11,529            96,237
     Interest on long-term debt           1,597        2,945          3,967        6,187            49,121
     Travel and promotion                   104        2,400            604        5,874            84,147
     Utilities                            1,945        1,211          2,743        1,863            16,432
     Royalties                            3,740        1,345          7,261        2,228            20,246
     Insurance                              847          679          1,504        1,366             8,728
-----------------------------------------------------------------------------------------------------------
                                        168,288      229,367        428,417      354,309         3,203,839
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Loss for the period before
    extraordinary item                  (51,628)    (192,022)      (190,698)    (269,849)       (2,431,134)
-----------------------------------------------------------------------------------------------------------

Extraordinary item:
     Loss on extinguishment of debt           -            -              -            -          (121,600)

-----------------------------------------------------------------------------------------------------------
Loss for the period                 $   (51,628) $  (192,022)   $  (190,698) $  (269,849)    $  (2,552,734)
-----------------------------------------------------------------------------------------------------------

Loss per common share, basic
   and diluted:
     Loss per common share,
       basic and diluted, before
       extraordinary item           $     (0.01) $     (0.03)   $     (0.02) $     (0.04)    $       (0.59)

     Loss per common share,
       basic and diluted            $     (0.01) $     (0.03)   $     (0.02) $     (0.04)    $       (0.62)
-----------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding,
   basic and diluted                  8,196,251    6,538,872      8,012,918    6,535,539         4,117,229
-----------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Stockholders' Equity (Deficiency)
and Comprehensive Loss
(Stated in United States dollars)

Six months ended January 31, 2002 and cumulative period from inception on
June 7, 1996 to January 31, 2002
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                   Deficit
                                Common stock                   accumulated    Accumulated
                                                  Additional        during          other
                          Number of        Par       paid-in   development  comprehensive             Comprehensive
                             Shares      value       capital         stage  income (loss)      Total  income (loss)
-------------------------------------------------------------------------------------------------------------------

Shares issued on
   incorporation                100     $    -   $        73   $         -   $          -  $      73

Loss for the period               -          -             -       (82,467)             -    (82,467) $    (82,467)

Foreign currency
  translation adjustment          -          -             -             -            682        682           682
----------------------------------------------------------------------------------------------------- -------------
                                                                                                      $    (81,785)
                                                                                                      =============
Balance, July 31, 1997          100          -            73       (82,467)           682    (81,712)

Shares issued for:
     Cash                 4,746,729        475       608,642             -              -    609,117
     Services                20,000          2        14,013             -              -     14,015
     Cash and conversion
       of loans             758,710         76       157,795             -              -    157,871
     ------------------------------------------------------------------------------------------------
                          5,525,439        553       780,450             -              -    781,003
     Less share issue
       costs                      -          -       (44,689)            -              -    (44,689)
     ------------------------------------------------------------------------------------------------
                          5,525,439        553       735,761             -              -    736,314
-----------------------------------------------------------------------------------------------------

Loss for the period               -          -             -      (366,151)             -   (366,151) $   (366,151)

Foreign currency
  translation adjustment          -          -             -             -        (14,072)   (14,072)      (14,072)
----------------------------------------------------------------------------------------------------- -------------
                                                                                                      $   (380,223)
                                                                                                      =============

Balance, July 31, 1998    5,525,539        553       735,834      (448,618)       (13,390)   274,379

Loss for the period               -          -             -      (632,698)             -   (632,698) $   (632,698)

Foreign currency
  translation adjustment          -          -             -             -          7,946      7,946         7,946
----------------------------------------------------------------------------------------------------- -------------
                                                                                                      $   (624,752)
                                                                                                      =============
Balance, July 31, 1999            -        553       735,834    (1,081,316)        (5,444)  (350,373)

Loss for the period               -          -             -      (706,073)             -   (706,073) $   (706,073)

Recapitalization          1,000,000        100       925,217             -              -    925,317

Foreign currency
  translation adjustment          -          -             -             -          2,346      2,346         2,346
----------------------------------------------------------------------------------------------------- -------------
                                                                                                      $   (703,727)
                                                                                                      =============
Balance, July 31, 2000    6,525,539        653     1,661,051    (1,787,389)        (3,098)  (128,783)

Shares issued for:
  Services                   35,712          3        13,762             -              -     13,765
  Debt extinguishment     1,000,000        100       249,900             -              -    250,000
-----------------------------------------------------------------------------------------------------
                          1,035,712        103       263,662             -              -    263,765

Loss for the period               -          -             -      (574,647)             -   (574,647) $   (574,647)

Foreign currency
  translation adjustment          -          -             -             -         10,505     10,505        10,505
                                                                                                      -------------
                                                                                                      $   (564,142)
                                                                                                      =============
-----------------------------------------------------------------------------------------------------
Balance, July 31, 2001    7,561,251     $  756   $ 1,924,713   $(2,362,036)  $      7,407  $(429,160)
-----------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Stockholders' Equity (Deficiency)
and Comprehensive Loss (continued)
(Stated in United States dollars)

Six months ended January 31, 2002 and cumulative period from inception on
June 7, 1996 to January 31, 2002
(Unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                   Deficit
                               Common stock                    accumulated    Accumulated
                                                  Additional        during          other        Total
                          Number of        Par       paid-in   development  comprehensive shareholders'  Comprehensive
                             shares      value       capital         stage         income   deficiency            loss
----------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2001,
    brought forward       7,561,251     $  756   $ 1,924,713   $(2,362,036)  $      7,407  $  (429,160)

Shares issued for
     services (note 3)    1,355,000        136        94,714             -              -       94,850

Loss for the period               -          -             -      (190,698)             -     (190,698)   $  (190,698)

Foreign currency
   translation adjustment         -          -             -             -         13,135       13,135         13,135
                                                                                                           -----------
                                                                                                          $  (177,563)
                                                                                                          ============

----------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2002 8,916,251     $  892   $ 2,019,427   $(2,552,734)  $     20,542  $  (511,873)
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Cash Flows
(Stated in United States dollars)

Three and six months ended January 31, 2002 and 2001 and cumulative period from inception on June 7, 1996 to January 31, 2002
(Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                                      Cumulative
                                                                                                     period from
                                             Three months ended            Six months ended         inception on
                                                 January 31,                  January 31,        June 7, 1996 to
                                              2002         2001           2002          2001    January 31, 2002
-----------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Loss for the period
       before extraordinary item         $  (51,628)  $ (192,022)   $  (190,698)  $  (269,849)  $    (2,431,134)
     Items not affecting cash:
         Amortization of fixed assets         7,039       27,941         13,968        55,882            337,493
         Issuance of share capital for
           services (note 3)                      -            -         94,850             -            122,630
     Changes in operating assets
       and liabilities:
         Accounts receivable                  3,709       (9,586)         4,882       (16,394)           (16,792)
         Goods and services tax
           recoverable                        2,189       (7,843)        (2,629)       (5,413)            (8,488)
         Inventory                           59,886       10,682        105,655         8,931            (19,373)
         Prepaid expenses and deposits       (2,127)         508            773         1,520            (14,507)
         Accounts payable and
           accrued liabilities               32,571      147,670          8,536        46,612            328,343
         Due to related parties               4,018       27,529        (21,736)      (27,554)            98,405
         Deferred revenue                         -         (472)             -        (3,802)                 -
-----------------------------------------------------------------------------------------------------------------
                                             55,657        4,407         13,601      (210,067)        (1,603,423)

Financing:
     Bank indebtedness (repaid)             (46,242)           -        (10,002)       (8,806)             8,535
     Proceeds from loans payable                  -            -              -        39,152            109,234
     Principal repayments on
       loans payable                              -            -              -             -            (13,051)
     Proceeds from long-term debt                 -            -              -             -            165,355
     Principal payments on
       long-term debt                        (4,836)      (3,638)       (15,181)      (11,791)           (73,480)
     Due to related parties                       -            -              -       152,520            264,301
     Advances from Rhino U.S.                     -            -              -             -            925,317
     Issuance of share capital                    -        7,480              -         7,480            696,979
     Share issue costs                            -            -              -             -            (44,689)
-----------------------------------------------------------------------------------------------------------------
                                            (51,078)       3,842        (25,183)      178,555          2,038,501

Investments:
     Proceeds on disposal
       of capital assets                          -            -              -             -              2,834
     Expenditures on fixed assets                 -            -              -        (1,405)          (449,205)
     Expenditures on patent                  (2,978)      (1,859)        (4,869)       (2,812)          (112,199)
     Investment tax credits                       -            -              -        33,054             99,634
-----------------------------------------------------------------------------------------------------------------
                                             (2,978)      (1,859)        (4,869)       28,837           (458,936)
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash during period     1,601        6,390        (16,451)       (2,675)           (23,858)

Effect of exchange rate changes
    on cash balances                         (1,601)      (2,918)        16,451         8,328             23,858

Cash, beginning of period                         -        2,181              -             -                  -

-----------------------------------------------------------------------------------------------------------------
Cash, end of period                      $        -   $    5,653    $         -   $     5,653   $              -
-----------------------------------------------------------------------------------------------------------------

Supplemental information (note 4)

See accompanying notes to interim consolidated financial statements.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Six months ended January 31, 2002
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

     (c)  Future operations:

          These interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses since inception and has a working capital deficiency at January 31, 2002 of $556,912 that raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The application of the going concern concept which assumes the realization of assets and liquidation  of liabilities and commitments in the normal course of business, is dependent on the Company's ability to attain profitable operations and obtain sufficient cash from external financing to meet the Company's liabilities and commitments as they become payable. Management is of the opinion that sufficient working capital will be obtained from operations and planned external debt or equity financings to meet the
          Company's liabilities and commitments as they become payable.

RHINO ECOSYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Interim Consolidated Financial Statements (continued)
(Stated in United States dollars)

Six months ended January 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

2.   Basis of presentation (continued):

          However, no additional financing sources have been contracted to
          January 31, 2002 and there can be no certainty as to the availability of such financing in the future. Failure to identify additional financing sources in the near term may require the Company reduce its operating activities.  A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

3.   Share capital services:

     On October 26, 2001, the Company issued 1,355,000 common shares as consideration for investor relations services to be provided from November
     1, 2001 to July 31, 2002. A value of $94,850 was assigned to the investor relations services, based on the market price of the shares at date of issuance. For the six months ended January 31, 2002, professional and consulting fees include $94,850 related to such services. The 1,355,000 common shares were issued under Section 4(2) Restricted Rule 144 shares of the Securities Act of 1933 and are restricted for one year.

4.   Supplemental information to interim consolidated statement of cash flows:

----------------------------------------------------------------------------------------------------
                                                                                          Cumulative
                                                                                         period from
                                   Three months ended         Six months ended          inception on
                                       January 31,               January 31,         June 7, 1996 to
                                   2002          2001         2002        2001      January 31, 2002
----------------------------------------------------------------------------------------------------

     (a)  Cash paid during the
          period for:
              Interest          $   6,117      $   8,207    $  22,443   $  15,665        $   106,045
              Income taxes              -              -            -           -                  -

----------------------------------------------------------------------------------------------------

     (b)  Non-cash financing activities:

          For the six months ended January 31, 2002, 1,355,000 common shares were issued to compensate for investor relations services (note 3).

Item 2. Management's Discussion and Analysis

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the three and six months ended January
31, 2002 should be read in conjunction with the Company's consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

OVERVIEW

Rhino Ecosystems, Inc. is primarily engaged in the design, development and assembly, marketing and sale of a unique patented wet waste interceptor plumbing product called the Rhino Wet Waste Interceptor System. During the fiscal year ended July 31, 2001 (fiscal 2001), as well as prior years, the Company's management has concentrated its time and efforts ensuring that the Rhino Wet
Waste Interceptor product line be designed and developed into a product that can be manufactured efficiently and consistently to meet a wide variety of end users needs. This goal was achieved during fiscal 2001. However, product development is an on going process and will continue as permitted by our cash resources.

During fiscal 2001 and the first six months of fiscal 2002, Rhino has concentrated on marketing its product line aggressively throughout North America to raise the publics awareness of Rhino's patented product line of Wet Waste
Interceptors. This is being done through attendance at strategic hospitality trade shows and through specialized trade publications featuring new business opportunities. The responses to these marketing efforts have been positive.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2002
AND JANUARY 31, 2001

REVENUE

Total revenue increased by $79,315 (212%) to $116,660 for the quarter ended
January 31, 2002 from $37,345 for the quarter ended January 31, 2001. For the six months ended January 21, 2002 total revenue increased by $153,259 (181%) to
$237,719 for the same period ended January 31, 2001. The increase in revenue is the result of our continuing promotional efforts that have resulted in a Dealer complement of 53 throughout North America and the Caribbean. Revenues are expected to grow as the Company continues to focus on expanding it Dealer
Network.

EXPENSES

      Cost of goods sold (excluding amortization of fixed assets)

The cost of goods sold consists primarily of purchases of manufactured units from third parties, assembly and delivery. Cost of sales increased to $43,485 for the three months ended January 31, 2002 from $15,764 for the same period in the previous fiscal year.

For the six months ended January 31, 2002 the cost of goods sold increased
$79,849 (302%) from $26,386 for the six months ended January 31, 2001 to
$106,235. When represented as a percentage of total revenue, the cost of goods sold for the six months ended January 31, 2002 was 45% compared to 31% for the comparative period January 31, 2001.

During the three months ended January 31, 2002 we realized a gross margin of approximately 63%, compared to approximately 57% for the three months ended
January 31, 2001. The rate of gross margin varies as a result of adjusting our selling prices as deemed appropriate and negotiating price reductions with our suppliers. We continually review our pricing to provide a planned rate of gross margin of 50%. As more Rhino units are installed and become operational, replacement filter sales will increase and the planned gross margin will be realized and/or be surpassed on a constant basis.

      Marketing

Marketing consists primarily of marketing literature, attendance at trade shows and recruiting dealers. Marketing expenses increased to $33,315 during the three months ended January 31, 2002 from a level of $17,803 for the same period in the previous fiscal year. The increase of $15,512 compared to the prior fiscal year's period was the result of our dealership campaign and one time design costs. For the six months ended January 31, 2002 marketing expense increased $24,987 to $51,494 from $26,507 for the comparative period. This fiscal year to date comparison and increase is substantially the result of our current period dealership campaign. The dealership program is achieving the desired results with the increase of 9 new exclusive dealerships within the first six months of fiscal 2002. Numerous dealership territories within the
United States, Mexico and Europe are under negotiations and are expected to sign before fiscal year end.

      Professional and consulting fees

Professional and consulting expense consists primarily of professional fees for legal, accounting, investor relations and advisors services, sales and technical consulting services and other professional services. Professional and consulting expense decreased to $26,524 during the three months ended January 31, 2002 from a level of $92,640 for the same period in the previous fiscal year. The decrease was attributable primarily to a decrease in legal and investor relation fees. For the six months ended January 31, 2002 professional and consulting fees expense increased $14,871 to $122,170 for the comparative period.

      Amortization of fixed assets

Amortization expense totaled $7,039 during the three months ended January 31,
2002, compared to $27,941 during the three months ended January 31, 2001. For the six months ended January 31, 2002 and 2001, amortization was $13,968 and
$55,882, respectively. The decrease is the result of a no significant recent purchases of fixed assets and many fixed assets that have been previously fully amortized.

      Office salaries, benefits and services

Office salaries, benefits and services expense consist of payroll expenses and related costs of administrative personnel. Office salaries, benefits and services decreased $11,726 during the three months ended January 31, 2002, from a level of $41,847 to $30,121 for the same period in the previous fiscal year.
For the six months ended January 31, 2002, office salaries, benefits and services decreased $6,236 to $64,118 for the comparative period. The fiscal year to date comparison and decrease is a result of reduced staff and salaries.

      Rent

Rent expense consisting of rent for premises decreased $3,296 during the three months ended January 31, 2002, from a level of $10,603 for the same period in the previous fiscal year to $7,307. For the six months ended January 31, 2002, rent expense increased $1,875 to $21,612 for the comparative period. The fiscal year to date comparison and increase is a result of increased rent for the premises offset by the recent termination of rental arrangements for offsite storage.

      Research and product development

Research and product development expense decreased $844 during the three months ended January 31, 2002, from a level of $844 for the same period in the pervious fiscal year to $ nil. For the six months ended January 31, 2002, research and product development expense decreased $4,153 to $ nil for the comparative period. The fiscal year to date comparison and reduction are a result of not requiring any significant modifications to the products and not undertaking further research and development due to limited cash resources.

      Bank charges and interest

Bank charges and interest expense decreased $1,363 during the three months ended January 31, 2002, from a level of $6,355 for the same period in the previous fiscal year to $4,992. For the six months ended January 31, 2002, bank charges and interest expense increased $7,924 to $19,453. The fiscal year to date comparison and increase is a result of an increase in the interest paid on financing provided by related parties. Reduced interest expenses in the current quarter are due to principal repayments made on related party balances in the period.

      Interest on long-term debt

Interest on long-term debt expense decreased $1,348 during the three months ended January 31, 2002, from a level of $2,945 for the same period in the previous fiscal year to $1,597. For the six months ended January 31, 2002, interest on long-term debt expense decreased $2,220 to $3,967. The fiscal year to date comparison and decrease is the result of a declining balance of long term-debt.

      Travel and promotion

Travel and promotion expense decreased $2,296 during the three months ended
January 31, 2002, from a level of $2,400 for the same period in the previous fiscal year to $104. For the six months ended January 31, 2002, travel and promotion expense decreased $5,270 from the comparative period. Travel and promotion expenses were reduced due to limited cash resources.

      Royalties

Royalties expense increased $2,395 during the three months ended January 31,
2002, from a level of $1,345 for the same period in the previous fiscal year to
$3,740. For the six months ended January 31, 2002, royalties expense increased
$5,033 to $7,261 for the comparative period. The fiscal year to date comparison and increase is the result of the increase in sales revenue.

      Telephone, office and general, utilities and insurance

Telephone, office and general, utilities and insurance expenses totaling
$10,064 during the three months ended January 31, 2002, compared to $8,880 during the three months ended January 31, 2001. For the six months ended
January 31, 2002 and 2001, telephone, office and general, utilities and insurance expenses were $17,535 and $17,576 respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have negative working capital of ($556,912) at January 31, 2002.

Net cash that was provided by operations was $13,601 during the six months ended
January 31, 2002, as compared to $210,067 used in operations for the same period in the prior fiscal year. The cash used in financing was $25,183 during the first half of fiscal 2002 compared to net cash of $178,555 provided by financing for the comparative period. The decrease in financing from fiscal 2001 to fiscal 2002 is the result of less financing being raised through advances from related parties. Net cash used in investments was $4,869 during the first half of fiscal 2002, compared to $28,837 net cash provided for the same period in fiscal 2001. Net cash used in investments in the period was the result of expenditures on patent compared to net cash provided in the first half of fiscal
2001 that was largely the result of the receipt of an investment tax credit.

We believe that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. However, we do not currently have any commitments from any third party to provide additional financing and may be unable to obtain financing on reasonable terms or at all. If additional working capital is required and unavailable we will be forced to curtail our operations.

CRITICAL ACCOUNTING POLICY

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based on its consolidated financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management makes estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reevaluates its estimates and judgments. Management bases its estimates and judgments on historical experience, contractual arrangements and commitments and on various other assumptions that it believes are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material.

Management believes the following critical accounting policy requires more significant estimates and judgments in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at January 31, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates that sufficient funds will be obtained from operations and planned external debt or equity financings to remove the substantial doubt, these sources of funding are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This document and other documents filed by the Company with the Securities and
Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending or threatened legal proceedings against the Company.

Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed by the registrant for the quarter ending
January 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    RHINO ECOSYSTEMS, INC.

Dated: March 15, 2002               By: /s/ Mark Wiertzema
                                        -----------------------
                                        Mark Wiertzema
                                        Chief Financial Officer

