Form 10QSB
period 2002-04-30
RHINO ECOSYSTEMS INC
filed 2002-06-12
CIK 1093586

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934

                For the quarterly period and nine months ended: April 30, 2002

         [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934

         For the transition period from: ____________ to: ______________

                         Commission file number 0-28313

                              RHINO ECOSYSTEMS INC.
      (Exact name of the small business issuer as specified in its charter)

                  FLORIDA                             65-0939751
                  -------                             ----------
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)              Identification No.)

               40 Trowers Road, Woodbridge, Ontario Canada L4L 7K6
                    (Address of principal executive offices)

                                 (905) 264-0198
                           (Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports
Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding or each of the issuer's classes of stock, as of the latest practicable date.

At April 30, 2002 there were 8,916,251 shares of common stock, $.0001 par Value, outstanding of a total authorized 25,000,000 shares.

                              RHINO ECOSYSTEMS INC.

Part I. Financial Information

         Item 1 - Interim Consolidated Financial Statements....................3

                  Interim Consolidated Balance Sheet as of April 30, 2002
                  (Unaudited) and July 31, 2001..............................F-1

                  Interim Consolidated Statement of Operations for the
                  three and nine months ended April 30, 2002 and 2001
                  and cumulative period from inception on June 7, 1996
                  to April 30, 2002 (Unaudited)..............................F-2

                  Interim Consolidated Statement of Stockholders Equity
                  (Deficiency) and Comprehensive Loss for the nine
                  months ended April 30, 2002 and cumulative period from
                  inception on June 7, 1996 to April 30, 2002 (Unaudited)....F-3

                  Interim Consolidated Statement of Cash Flows for the nine
                  months ended April 30, 2002 and 2001 and cumulative
                  period from inception on June 7, 1996 to April 30, 2002
                  (Unaudited)................................................F-4

                  Notes to Interim Consolidated Financial Statements...F-5 - F-9

         Item 2 - Management's Discussion and Analysis.........................3

PART II.  OTHER INFORMATION

Part I. Financial Information

Item 1. Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities
Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year end consolidated financial statements and notes thereto included in the Company's registration statement on Form 10-KSB for the year ended July 31, 2001.

The results of operations for the third quarter period (February 1, 2002 to
April 30, 2002) and for nine months (August 1, 2001 to April 30, 2002) are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        Nine months ended April 30, 2002
                                   (Unaudited)

                             Rhino Ecosystems, Inc.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       Interim Consolidated Balance Sheet
                       (Stated in United States dollars)

-----------------------------------------------------------------------------------------------
                                                                  April 30,           July 31,
                                                                     2002               2001
-----------------------------------------------------------------------------------------------
                                                                (Unaudited)

Assets

Current assets:
     Cash                                                       $  30,636          $        -
     Accounts receivable, net of allowance for doubtful
       accounts - $nil; (July 31, 2001 - $nil)                     12,970               21,674
     Goods and services tax recoverable                            12,375                5,859
     Inventory                                                     11,251              125,028
     Prepaid expenses and deposits                                 15,301               15,280
-----------------------------------------------------------------------------------------------
                                                                   82,533              167,841

Fixed assets                                                        6,363               23,212
Patent                                                            108,114              107,330

-----------------------------------------------------------------------------------------------
                                                               $  197,010         $    298,383
-----------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                         $       -          $    18,537
     Accounts payable and accrued liabilities                     284,138             319,807
     Loans payable (note 3)                                       121,135              26,101
     Due to related parties                                       241,720             256,042
     Current portion of long-term debt                             19,923              22,087
-----------------------------------------------------------------------------------------------
                                                                  666,916             642,574

Long-term debt                                                     68,072              84,969

Stockholders' deficiency:
     Share capital:
        Common stock, $0.0001 per share:
           Authorized - 25,000,000
           Issued and outstanding shares - 8,916,251 -
              April 30, 2002 and 7,561,251 - July 31, 2001            892                756
     Additional paid-in capital                                 2,019,427          1,924,713
     Deficit accumulated during development stage              (2,572,591)        (2,362,036)
     Accumulated other comprehensive income:
         Cumulative foreign currency translation adjustment        14,294              7,407
-----------------------------------------------------------------------------------------------
                                                                 (537,978)          (429,160)

-----------------------------------------------------------------------------------------------
                                                                $ 197,010        $   298,383
-----------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Operations
(Stated in United States dollars)

Three and nine months ended April 30, 2002 and 2001 and cumulative period from inception on June 7, 1996 to April 30, 2002
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                   period from
                                          Three months ended             Nine months ended        inception on
                                             April 30,                       April 30,         June 7, 1996 to
                                            2002        2001           2002           2001      April 30, 2002
---------------------------------------------------------------------------------------------------------------

Sales and other income              $   169,849  $   146,772    $   407,568     $  231,232       $     942,554

Expenses:
     Cost of goods sold (excluding
       amortization of fixed assets)     45,337       53,319        151,572         79,705             337,268
     Marketing                           37,140       34,919         88,634         61,426             721,259
     Professional and consulting fees    27,560       55,939        149,730        163,835             754,109
     Amortization of fixed assets         2,487       26,995         16,455         82,877             339,980
     Office salaries, benefits and
       services                          27,490       28,860         91,608         99,214             479,013
     Rent                                13,510        9,624         35,122         29,361             208,902
     Research and product
       development                            -            -              -          4,153             109,842
     Telephone                            3,694        2,912          9,449          9,776              59,114
     Office and general                   6,776        1,253         14,309          8,736              83,435
     Bank charges and interest           17,516       10,499         36,969         22,028             113,753
     Interest on long-term debt           1,174        2,691          5,141          8,878              50,295
     Travel and promotion                 1,033        1,676          1,637          7,550              85,180
     Utilities                              783        1,392          3,526          3,255              17,215
     Royalties                            4,558        5,540         11,819          7,768              24,804
     Insurance                              648          664          2,152          2,030               9,376
---------------------------------------------------------------------------------------------------------------
                                        189,706      236,283        618,123        590,592           3,393,545
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Loss for the period before
    extraordinary item                  (19,857)     (89,511)      (210,555)      (359,360)         (2,450,991)
---------------------------------------------------------------------------------------------------------------

Extraordinary item:
     Loss on extinguishment of
     debt (note 4 (b))                        -     (121,600)             -       (121,600)           (121,600)

---------------------------------------------------------------------------------------------------------------
Loss for the period                 $   (19,857) $  (211,111)   $  (210,555)    $ (480,960)    $    (2,572,591)
---------------------------------------------------------------------------------------------------------------

Loss per common share, basic
   and diluted:
     Loss per common share,
       basic and diluted, before
       extraordinary item           $        -   $     (0.01)   $    (0.03)     $   (0.06)     $        (0.58)

     Loss per common share,
       basic and diluted            $        -   $     (0.03)   $    (0.03)     $   (0.07)     $        (0.61)
---------------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding,
   basic and diluted                  8,916,251    6,695,539     8,464,584      6,582,206           4,240,364
---------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Loss
(Stated in United States dollars)

Nine months ended April 30, 2002 and cumulative period from
inception on June 7, 1996 to April 30, 2002
(Unaudited)

                                                           Deficit
                                Common stock           accumulated     Accumulated
                                           Additional       during           other        Total
                        Number of     Par     paid-in  development   comprehensivestockholders'  Comprehensive
                           shares   value     capital        stage   income (loss)   deficiency  income (loss)
---------------------------------------------------------------------------------------------------------------

Shares issued on
   incorporation              100   $   -  $       73  $         -       $       -   $       73

Loss for the period             -       -           -      (82,467)              -      (82,467)  $    (82,467)

Foreign currency
  translation adjustment        -       -           -            -             682          682            682
----------------------------------------------------------------------------------------------------------------
                                                                                                  $    (81,785)
Balance, July 31, 1997        100       -          73      (82,467)            682      (81,712)  ==============

Shares issued for:
     Cash               4,746,729     475     608,642            -               -       609,117
     Services              20,000       2      14,013            -               -       14,015
     Cash and conversion
       of loans           758,710      76     157,795            -               -      157,871
----------------------------------------------------------------------------------------------------------------
                        5,525,439     553     780,450            -               -      781,003
     Less share issue costs     -       -     (44,689)           -               -      (44,689)
----------------------------------------------------------------------------------------------------------------
                        5,525,439     553     735,761            -               -      736,314
----------------------------------------------------------------------------------------------------------------

Loss for the period             -       -           -     (366,151)              -     (366,151)  $   (366,151)

Foreign currency
  translation adjustment        -       -           -            -         (14,072)     (14,072)       (14,072)
----------------------------------------------------------------------------------------------------------------
                                                                                                  $   (380,223)
                                                                                                  ==============
Balance, July 31, 1998  5,525,539     553     735,834     (448,618)        (13,390)     274,379

Loss for the period             -       -           -     (632,698)              -     (632,698)  $   (632,698)

Foreign currency
  translation adjustment        -       -           -            -           7,946        7,946          7,946
----------------------------------------------------------------------------------------------------------------
                                                                                                  $   (624,752)
Balance, July 31, 1999  5,525,539     553     735,834   (1,081,316)         (5,444)    (350,373)  ==============

Loss for the period             -       -           -     (706,073)              -     (706,073)  $   (706,073)

Recapitalization        1,000,000     100     925,217            -               -      925,317

Foreign currency
  translation adjustment        -       -           -            -           2,346        2,346          2,346
----------------------------------------------------------------------------------------------------------------
                                                                                                  $   (703,727)
Balance, July 31, 2000  6,525,539     653   1,661,051   (1,787,389)         (3,098)    (128,783)  =============

Shares issued for:
  Services                 35,712       3      13,762            -               -       13,765
  Debt extinguishment
   (note 4(b))          1,000,000     100     249,900            -               -      250,000
----------------------------------------------------------------------------------------------------------------
                        1,035,712     103     263,662            -               -      263,765

Loss for the period             -       -           -     (574,647)              -     (574,647)  $   (574,647)

Foreign currency
  translation adjustment        -       -           -            -          10,505       10,505         10,505
                                                                                                  $   (564,142)
                                                                                                  ==============
----------------------------------------------------------------------------------------------------------------
Balance, July 31, 2001  7,561,251   $ 756  $1,924,713  $(2,362,036)        $ 7,407   $(429,160)
----------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive
Loss (continued)
(Stated in United States dollars)

Nine months ended April 30, 2002 and cumulative period from
inception on June 7, 1996 to April 30, 2002
(Unaudited)

                                                           Deficit
                                Common stock           accumulated     Accumulated
                                           Additional       during           other         Total
                        Number of     Par     paid-in  development   comprehensive  stockholders'  Comprehensive
                           shares   value     capital        stage   income (loss)    deficiency  income (loss)
----------------------------------------------------------------------------------------------------------------

Balance, July 31, 2001,
    brought forward     7,561,251   $ 756  $1,924,713  $(2,362,036)    $     7,407  $  (429,160)

Shares issued for
     services
     (note 4 (a))       1,355,000     136      94,714            -               -       94,850

Loss for the period             -       -           -     (210,555)              -     (210,555)   $  (210,555)

Foreign currency
   translation adjustment       -       -           -            -           6,887        6,887          6,887
                                                                                                   $  (203,668)
                                                                                                   ============
-----------------------------------------------------------------------------------------------------------------
Balance, April 30, 2002 8,916,251   $ 892  $2,019,427  $(2,572,591)    $    14,294  $  (537,978)
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Interim Consolidated Statement of Cash Flows
(Stated in United States dollars)

Nine months ended April 30, 2002 and 2001 and cumulative period from inception on June 7, 1996 to April 30, 2002
(Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                         Cumulative period from
                                                                 Nine months ended            inception on
                                                                      April 30,             June 7, 1996 to
                                                               2002              2001        April 30, 2002
----------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Loss for the period
       before extraordinary item                       $   (210,555)     $  (359,360)            $  (2,450,991)
     Items not affecting cash:
         Amortization of fixed assets                        16,455           82,877                   339,980
         Issuance of share capital for
           services (note 4(a))                              94,850                -                   122,630
     Changes in operating assets and liabilities:
         Accounts receivable                                  8,704          (12,180)                  (12,970)
         Goods and services tax recoverable                  (6,516)          11,600                   (12,375)
         Inventory                                          113,777           53,694                   (11,251)
         Prepaid expenses and deposits                          (21)            (652)                  (15,301)
         Accounts payable and
           accrued liabilities                              (35,669)         (71,996)                  284,138
         Due to related parties                             (14,322)          61,931                   105,819
         Deferred revenue                                         -           (9,585)                        -
-----------------------------------------------------------------------------------------------------------------
                                                            (33,297)        (243,671)               (1,650,321)

Financing:
     Bank indebtedness (repaid)                             (18,537)            (499)                        -
     Proceeds from loans payable                             95,633          214,896                   204,867
     Principal repayments on loans payable                        -                -                   (13,051)
     Proceeds from long-term debt                                 -                -                   165,355
     Principal payments on
       long-term debt                                       (19,061)         (19,436)                  (77,360)
     Due to related parties                                       -                -                   264,301
     Advances from Rhino U.S.                                     -                -                   925,317
     Issuance of share capital                                    -            7,480                   696,979
     Share issue costs                                            -                -                   (44,689)
-----------------------------------------------------------------------------------------------------------------
                                                             58,035          202,441                 2,121,719

Investments:
     Proceeds on disposal of capital assets                       -                -                     2,834
     Expenditures on fixed assets                                 -           (1,405)                 (449,205)
     Expenditures (recovery) on patent                       (3,216)          (4,018)                 (110,546)
     Investment tax credits                                       -           33,054                    99,634
-----------------------------------------------------------------------------------------------------------------
                                                             (3,216)          27,631                  (457,283)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Increase in cash during period                               21,522            9,237                    14,115

Effect of exchange rate changes
    on cash balances                                          9,114            9,237                    16,521

Cash, beginning of period                                        -                 -                         -

-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $     30,636      $         -             $      30,636
-----------------------------------------------------------------------------------------------------------------

                       Supplemental information (note 5)

See accompanying notes to interim consolidated financial statements.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Nine months ended April 30, 2002
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

These unaudited interim consolidated financial statements should be read in conjunction with the Company's annual audited consolidated financial statements for the year ended July 31, 2001 filed on Form 10 KSB.

     (b) Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions are eliminated on consolidation.

     (c)  Future operations:

These interim consolidated financial statements have been prepared assuming the
Company will continue as a going concern. The Company has suffered recurring losses since inception and has a working capital deficiency at April 30, 2002 of
$584,383 that raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The application of the going concern concept which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business, is dependent on the Company's ability to attain profitable operations and obtain sufficient cash from external financing to meet the Company's liabilities and commitments as they become payable. Management is of the opinion that sufficient working capital will be obtained from operations and planned external debt or equity financings to meet the Company's liabilities and commitments as they become payable.

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Nine months ended April 30, 2002
(Unaudited)

2.     Basis of presentation (continued):

On April 30, 2002 the Company arranged for an operating demand credit facility in the amount of $191,000 (CDN $300,000) and an accounts receivable factoring agreement with a limit of $191,000 (CDN $300,000) (note 3). As at April 30,
2002, no accounts receivable factoring transactions had occurred. However, no additional financing sources have been contracted subsequent to April 30, 2002, to the date these financial statements are issued and there can be no certainty as to the availability of such financing in the future. Failure to identify additional financing sources in the near term may require the Company reduce its operating activities. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis which could differ materially from the going concern basis.

3.     Loans payable:
---------------------------------------------------------------------------------------------
                                                             April 30,            April 30,
                                                               2002                 2001
---------------------------------------------------------------------------------------------
       (a) Operating demand loan payable, with interest
          commencingMay 1, 2002 at an annual rate
          of 36.5%, payable monthly, secured by a
          general security agreement over all assets
          of the Company                                      $  95,633           $      -

       (b) Demand loan payable, unsecured with no fixed
           terms of interest (i)                                 25,502              26,101

---------------------------------------------------------------------------------------------
                                                              $ 121,135           $  26,101
=============================================================================================

=============================================================================================================
       (i)  Interest paid on the demand loan:

                        Three months ended                  Nine months ended        Cumulative period from
                           April 30,                             April 30,         inception on June 7, 1996
                     2002            2001                2002            2001          to April 30, 2002

                 $  3,149          $    -              $  3,149         $   -          $    7,071
=============================================================================================================

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Nine months ended April 30, 2002
(Unaudited)

4.     Share capital services:

(a) On October 26, 2001, the Company issued 1,355,000 fully vested and non-forfeitable common shares as consideration for investor relations services to be provided from November 1, 2001 to July 31, 2002. A value of $94,850 was recognized for the investor relations services, based on the market price of the shares at date of issuance. For the nine months ended April 30, 2002, professional and consulting fees include $94,850 related to such services. The
1,355,000 common shares were issued under Section 4(2) Restricted Rule 144 shares of the Securities Act of 1933 and are restricted for one year.

(b) At March 15, 2001, the Company had outstanding interest free loans in the aggregate amount of $128,400 payable to officers and shareholders ("the lenders") of the Company. Effective March 15, 2001, the lenders and parties related to the lenders received in aggregate 1,000,000 restricted common shares of the Company for conversion of the loans of $128,400 to share capital.

The common shares issued are restricted for one year as they were issued under
Section 4(2) Restricted Rule 144 shares of the Securities Act of 1933. The fair value of the common shares issued, based on the market price of 1,000,000 unrestricted common shares on the effective date of conversion of the loans to share capital, was $250,000. The difference of $121,600 between the fair value of 1,000,000 of unrestricted common shares of $250,000 and the $128,400 loan converted to share capital has been recorded as a loss on extinguishment of debt in the interim consolidated statement of operations.

5.     Supplemental information to interim consolidated statement of cash flows:

---------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                   period from
                                           Three months ended          Nine months ended         inception on
                                               April 30,                    April 30,          June 7, 1996 to
                                        2002            2001           2002         2001        April 30, 2002
---------------------------------------------------------------------------------------------------------------

       (a) Cash paid during the
           period for:
                Interest            $ 17,657      $   12,775    $    39,817   $   28,057         $     123,702
                Income taxes               -               -              -            -                     -

----------------------------------------------------------------------------------------------------------------

Rhino Ecosystems, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Interim Consolidated Financial Statements
(Stated in United States dollars)

Nine months ended April 30, 2002
(Unaudited)

5.     Supplemental information to interim consolidated statement of cash flows (continued):

b) Non-cash financing activities:

For the nine months ended April 30, 2002, 1,355,000 common shares were issued to compensate for investor relations services (note 4(a)).

During the three and nine months ended April 30, 2001, 1,000,000 common shares with a fair value of $250,000 were issued to settle outstanding loans.

Item 2. Management's Discussion and Analysis

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the three and nine months ended April 30,
2002 should be read in conjunction with the Company's consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

Rhino Ecosystems Inc. is primarily engaged in the design, development and assembly, marketing and sale of a unique patented wet waste interceptor product called the Rhino Wet Waste Interceptor System. During fiscal year ended July 31,
2001 (fiscal 2001), as well as prior years, the Company's management has concentrated its time and efforts ensuring that the Rhino Wet Waste Interceptor product line be designed and developed into a product that can be manufactured efficiently and consistently to meet a wide variety of end user needs. This goal was achieved during fiscal 2001. However, product development is an ongoing process and will continue as permitted by cash resources.

During fiscal 2001 and the first nine months of fiscal 2002, Rhino has concentrated on marketing its product line aggressively throughout North America to raise the publics awareness of the Rhino's patented product line of Wet Waste
Interceptors. This is being done through attendance at strategic hospitality trade shows and through specialized trade publications featuring new business opportunities.

Results of Operations for the Three Months and Nine Months ended April 20, 2002 and April 30, 2001

Revenue

Total revenues for the third quarter of fiscal 2002 increased by $23,077 (15.7%)
over the same time period of fiscal 2001. For the nine months ended April 30,
2002 revenues increased by $176,336 (76.3%) over the first nine months of fiscal
2001. For the nine months ended April 30, 2002 revenues at $407,568 reflect an increase of $75,522 compared to the revenues for the twelve months ended July
31, 2001. This increase in revenues is a direct result of the Company's promotional efforts and sales through the increasing Dealership network throughout Canada, the United States, Ireland, and the Caribbean. Revenues are
expected to continue to grow throughout the remainder of fiscal 2002 and into future years as more Rhino Dealers are added.

Expenses

         Cost of goods sold (excluding amortization of fixed assets)

The cost of goods sold (COGS) consists primarily of components manufactured by third parties, assembly labors, and freight delivery costs. Cost of sales decreased by $7,982 for the three months ended April 30, 2002 from $53,319 for the same period in the previous fiscal year. As a percentage of sales COGS in fiscal 2002 dropped by 9.6% which is a reflection of Rhino product sales mix and currency exchange rates.

For the nine months ended April 30, 2002 the costs of goods sold was $151,572 or as a percentage of sales 37.2%. The comparative numbers for nine months ended
April 2001 are $79,705 and 34.5% of sales. As revenues increase it is anticipated that manufacturing efficiencies will be realized and the future cost of goods sold will be reduced.

The rate of gross margins realized will vary according to the variety of products sold during any given time period. Rhino's management is in on-going negotiations with suppliers to obtain the lowest possible cost for the components used in the manufacture of the Company's Wet Waste Interceptors product line, while maintaining consistent quality of the units. As more Rhino
Wet Waste Interceptors are installed and the replacement filter revenues increase as a percentage of total sales a planned consistent gross margin of over 50% will be realized.

         Marketing

Marketing consists primarily of marketing literature, attendance at trade shows, advertisements in specialized trade publications and the recruitment of dealers.
Marketing expenses for the third quarter of fiscal 2002, ended April 30, 2002 was $37,140. This is a slight increase in spending over the same time period during fiscal 2001 of $2,221. The marketing expenses for the first nine months of fiscal 2002 totaled $88,634, which is an increase of $27,208 over the same time period of fiscal 2001. This increase in expenditure has resulted in a increase in new Rhino Dealership throughout the world and an increase in revenues of $176,636 on a comparative year to date basis. Additional dealerships are under negotiations for territories in the United States, Canada, Mexico and
Europe. Some of these parties will be signed before the ended of fiscal 2002.

         Professional and consulting fees

Professional and consulting expenses consists primarily of professional fees for legal, accounting, investor relations and advisor services, sales and technical consulting services and other professional services. Professional and consulting expenses for the three months and nine months ended April 30, 2002 were $27,560 and $149,730 respectively. The decrease in professional and consulting expenses from the corresponding prior year period were attributable primarily to professional services expenses, due to a decrease in accounting services.

         Amortization of fixed assets

Amortization expense totaled $2,487 during the three months ended April 30, 2002 compared to $26,995 during the three months ended April 30, 2001. For the nine months ended April 30, 2002 and 2001, amortization was $16,455 and $82,877 respectively. The decrease in expenditures for both time periods is the result of no significant recent fixed asset purchases during these time periods and the fact that many fixed assets have been previously fully amortized.

         Office salaries, benefits and services

Office salaries, benefits and services consist of payroll expenses and related cost of administrative personnel. Office salaries, benefits and services decreased by $1,370 during the three months ended April 2002 over a similar time period of fiscal 2001. For the nine months ended April 30, 2002 office salaries, benefits and services decreased by $7,606 when compared to expenses for fiscal
2001. The reduction in expenditures is a direct result of a decrease in office staff.

         Rent

Rent expense consisting of rent for the Company's premises at 40 Trowers Road,
Woodbridge, Ontario, Canada increased by $3,886 during the third quarter of fiscal 2002 ended April 30, 2002. Rent on a year to date basis for nine months has increased by $5,761 over fiscal 2001. This rent increase is a direct result of the new lease terms negotiated for the Company's premises.

         Research and product development

The Company has incurred no research and development expenses for the three and nine months ended April 30, 2002 as no modifications to the Rhino Wet Waste
Interceptor product line were required. New products are being considered and test criteria are being developed for new additional product introductions in fiscal 2003.

         Bank charges and interest

Bank charges and interest expense for three months of fiscal 2002, ending April
30, 2002 increased by $7,017 over fiscal 2001 expenditures. An increase of
$14,941 occurred on a year to date basis comparison between fiscal 2002 and
2001. This increase in interest expense is a direct result of interest paid on financing provided by related parties during the above respective time period.

         Interest on long-term debt

Interest on long-term debt decreased by $1,517 between the comparative three-month period ended April 30, 2002 and 2001. The year to date nine-month interest reduction is $3,737 between fiscal 2002 and 2001 time periods. These reductions are a direct result of the declining average balance of the outstanding long-term debt during the respective periods.

         Travel and promotion

Travel and promotion expenses decreased by $643 during the third quarter of fiscal 2002 when compared to fiscal 2001 expenditures. Year-to-date expenses between both fiscal years shows a decrease of $5,913. Travel and promotion expenses were reduced due to limited cash resources and better utilization of all promotional methods.

         Royalties

Royalty expenses decreased by $982 during the third quarter of fiscal 2002 when compared to 2001. This is a result of a change in the total revenue stream between both time periods. For the nine months ended April 30, 2002, royalty expenses increased by $4,051 over fiscal 2001 expenses. This is a direct result of an increase in sales between both time periods.

         Telephone, office and general, utilities and insurance

Telephone, office and general, utilities and insurance expenses totaled $29,436 for nine months ended April 30, 2002. This is an increase of $5,639 over the same time period of fiscal 2001. This increase is a direct result of price increases for services provided and increases in promotional efforts.

         Liquidity and capital resources

The Company has a deficiency in working capital of $584,383 as of April 30, 2002.

The cash position increased by $21,522 during the nine months ended April 30,
2002, as compared to an increase of $9,237 for the nine months ended April 30,
2001.

The Company has obtained a line of credit for purchase order financing and the factoring of accounts receivable in the aggregate amount of $191,000. This line of credit is secured by general security agreement over the Company's assets excluding the Company's fixed asset tooling. This agreement was signed on April
30, 2002. These funds are to be used to finance work-in-process inventory requirements to meet the Company's increasing dealer purchase order backlog.

The Company's management believes that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company is currently in negotiations for a private placement of restricted Company securities. If completed as anticipated, the closing of this placement is set for early in the fourth quarter of fiscal 2002. The injection of these equity funds and dealership sales that are currently on order and anticipated will provide the
Company with sufficient working capital for the foreseeable future. If these additional working capital funds are not obtained the Company will need to curtail some of its marketing operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
SECURITIES LITOGATION REFORM ACT OF 1995

This document and other documents filed by the Company with the Securities and
Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from these forward looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements, which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part II. Other Information

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings against the Company.

Item 6. Exhibits and Reports on Form 8-K

There are no reports on Form 8-K filed by the registrant for the quarter ending
April 30, 2002.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated May 31, 2002                          RHINO ECOSYSTEMS INC.

                                           /s/ Mark Wiertzema
                                            ----------------------
                                               Mark Wiertzema
                                               Chief Financial Officer